Form 10-Q
period 2023-06-30
PLUMAS BANCORP
filed 2023-08-09
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2023: 5,866,048 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2023	2022

Assets
Cash and cash equivalents	$91,765	$183,426
Investment securities available for sale, net of allowance for credit losses of $0	468,920	444,703
Loans held for sale	384	2,301
Loans, less allowance for credit losses of $13,385 at June 30, 2023 and $10,717 at December 31, 2022	924,666	903,968
Other real estate owned	83	-
Premises and equipment, net	19,377	18,100
Bank owned life insurance	15,902	16,020
Goodwill	5,502	5,502
Accrued interest receivable and other assets	46,386	47,024
Total assets	$1,572,985	$1,621,044

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$716,438	$766,549
Interest bearing	678,722	691,260
Total deposits	1,395,160	1,457,809
Repurchase agreements	20,464	18,624
Accrued interest payable and other liabilities	18,803	15,297
Other borrowings	10,000	-
Junior subordinated deferrable interest debentures	-	10,310
Total liabilities	1,444,427	1,502,040

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,864,448 shares at June 30, 2023 and 5,850,216 at December 31, 2022	27,739	27,372
Retained earnings	139,191	128,388
Accumulated other comprehensive loss, net	(38,372)	(36,756)
Total shareholders’ equity	128,558	119,004
Total liabilities and shareholders’ equity	$1,572,985	$1,621,044

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income:
Interest and fees on loans	$13,388	$10,992	$26,041	$21,302
Interest and fees on loans held for sale	5	123	46	429
Interest on investment securities	3,865	1,941	7,593	3,473
Other	965	661	2,330	829
Total interest income	18,223	13,717	36,010	26,033
Interest Expense:
Interest on deposits	864	183	1,331	377
Interest on junior subordinated deferrable interest debentures	-	90	141	179
Other	120	16	150	34
Total interest expense	984	289	1,622	590
Net interest income before provision for credit losses	17,239	13,428	34,388	25,443
Provision for Credit Losses	1,350	400	2,875	700
Net interest income after provision for credit losses	15,889	13,028	31,513	24,743
Non-Interest Income:
Interchange revenue	824	853	1,539	1,615
Service charges	694	604	1,313	1,170
(Loss) gain on sale of loans	(11)	634	219	2,335
Gain on termination of swaps	-	-	1,707	-
Other	636	573	1,290	1,194
Total non-interest income	2,143	2,664	6,068	6,314
Non-Interest Expenses:
Salaries and employee benefits	4,866	4,238	9,933	8,320
Occupancy and equipment	1,253	1,111	2,593	2,248
Other	2,979	2,684	5,797	5,139
Total non-interest expenses	9,098	8,033	18,323	15,707
Income before provision for income taxes	8,934	7,659	19,258	15,350
Provision for Income Taxes	2,274	1,979	4,973	3,953
Net income	$6,660	$5,680	$14,285	$11,397

Basic earnings per share	$1.14	$0.97	$2.44	$1.95
Diluted earnings per share	$1.12	$0.96	$2.41	$1.93

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$6,660	$5,680	$14,285	$11,397
Other comprehensive loss:
Change in net unrealized loss on securities	(7,936)	(17,117)	(291)	(40,466)
Change in unrealized gain on cash flow hedge	-	361	(295)	1,017
Less: reclassification adjustments for net gain included in net income	-	-	(1,707)	-
Net unrealized holding loss	(7,936)	(16,756)	(2,293)	(39,449)
Related tax effect:
Change in net unrealized loss on securities	2,346	5,060	85	11,962
Change in unrealized gain on cash flow hedge	-	(107)	87	(300)
Reclassification of gain included in net income	-	-	505	-
Income tax effect	2,346	4,953	677	11,662
Other comprehensive loss	(5,590)	(11,803)	(1,616)	(27,787)
Total comprehensive income (loss)	$1,070	$(6,123)	$12,669	$(16,390)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			11,397		11,397
Other comprehensive loss				(27,787)	(27,787)
Cash dividends on common stock			(1,866)		(1,866)
Exercise of stock options and tax effect	27,575	215			215
Stock-based compensation expense		117			117
Balance, June 30, 2022	5,844,566	$27,133	$115,212	$(26,187)	$116,158

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13			(554)		(554)
Net Income			14,285		14,285
Other comprehensive loss				(1,616)	(1,616)
Cash dividends on common stock			(2,928)		(2,928)
Exercise of stock options and tax effect	14,232	168			168
Stock-based compensation expense		199			199
Balance, June 30, 2023	5,864,448	$27,739	$139,191	$(38,372)	$128,558

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$14,285	$11,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,875	700
Change in deferred loan origination costs/fees, net	(249)	(1,530)
Depreciation and amortization	778	911
Stock-based compensation expense	199	117
Amortization of investment security premiums	639	548
Accretion of investment security discounts	(393)	(65)
(Gain) loss on sale of other vehicles	(10)	39
Gain on sale of loans held for sale	(219)	(2,335)
Loans originated for sale	(1,361)	(14,189)
Proceeds from loan sales	5,338	42,152
Earnings on bank-owned life insurance	(204)	(187)
Decrease in accrued interest receivable and other assets	804	2,671
Increase (decrease) in accrued interest payable and other liabilities	2,923	(2,262)
Net cash provided by operating activities	25,405	37,967

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	15,514	15,504
Proceeds from matured and called available-for-sale securities	1,135	470
Purchases of available-for-sale securities	(41,403)	(116,198)
Purchase of FHLB stock	(1,270)	(514)
Purchase of FRB stock	(4)	(4)
Net increase in loans	(25,883)	(23,237)
Proceeds from sale of OREO	-	113
Proceeds from sale of other vehicles	337	346
Proceeds from bank owned life insurance	322	-
Purchase of premises and equipment	(1,935)	(2,461)
Net cash used in investing activities	(53,187)	(125,981)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(104,786)	$37,428
Net increase (decrease) in time deposits	42,137	(3,825)
Net increase (decrease) in securities sold under agreements to repurchase	1,840	(6,865)
Cash dividends paid on common stock	(2,928)	(1,866)
Redemption of Trust Preferred Securities	(10,310)	-
Increase in other borrowings	10,000	-
Proceeds from exercise of stock options	168	215
Net cash (used in) provided by financing activities	(63,879)	25,087
Decrease in cash and cash equivalents	(91,661)	(62,927)
Cash and Cash Equivalents at Beginning of Year	183,426	380,584
Cash and Cash Equivalents at End of Period	$91,765	$317,657

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$1,292	$593
Income taxes	$26	$3,009

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$410	$378

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$154	$84

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

The Bank operates thirteen branches in California, including branches in Alturas, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City,  Truckee and Yuba City. The Bank's newest branch was opened in April 2023 and is located in Chico, California. The Bank’s administrative headquarters are in Quincy, California. In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and a commercial/agricultural lending office in Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2023 and the results of its operations and its cash flows for the three and six-month periods. Our condensed consolidated balance sheet at  December 31, 2022 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report to Shareholders on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2023, may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on collateral dependent loans is measured using the amortized cost basis of the financial asset less the fair value of the underlying collateral, adjusted for costs to sell when applicable.  If the value of underlying collateral is determined to be less than the recorded amount of the loan, a specific reserve for that loan is recorded. If the Company determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion.

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

Real estate - residential: The most significant drivers of potential loss within the Company's residential real estate portfolio relate to general, regional, or individual changes in economic conditions and their effect on employment and borrowers cash flow. Risk in this portfolio is best measured by changes in borrower credit score and loan-to-value. Loss estimates are based on economic outlook and its effects on employment and the value of homes and the Bank’s historical loss experience adjusted to reflect the economic outlook and the unemployment rate.

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

Construction: While secured by real estate, construction loans represent a greater level of risk than term real estate loans due to the nature of the additional risks associated with not only the completion of construction within an estimated time period and budget, but also the need to either sell the building or reach a level of stabilized occupancy sufficient to generate the cash flows necessary to support debt service and operating costs. The Company seeks to mitigate the additional risks associated with construction lending by requiring borrowers to comply with lower loan to value ratios and additional covenants as well as strong tertiary support of guarantors. The loss forecasting model applies the historical rate of loss for similar loans over the expected construction life of the asset as adjusted for macroeconomic factors.

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

Automobile: Automobile loans are susceptible to three primary risks: non-payment due to income loss, over-extension of credit and, when the borrower is unable to pay, shortfall in collateral value, if any. Typically, non-payment is due to loss of job and will follow general economic trends in the marketplace driven primarily by rises in the unemployment rate. Loss of collateral value can be due to market demand shifts, damage to collateral itself or a combination of those factors.

Other: Other loans primarily consist of consumer loans which are similar in nature to automobile loans and overdrafts.

Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments are calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the balance sheet in other liabilities.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized costs basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $529,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $156,000 in taxes.  Additionally, the Company recognized an increase in the reserve for unfunded commitments of $257,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $76,000 in taxes.

On January 1, 2023, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements as the Company has an insignificant number of financial instruments applicable to this ASU.

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The ASU eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off.  The adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2023 and December 31, 2022 consisted of the following, in thousands:

Available-for-Sale	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,963	$-	$(229)	$9,734
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	251,566	72	(24,394)	227,244
U.S. Government-agencies collateralized by mortgage obligations - commercial	120,733	158	(14,193)	106,698
Obligations of states and political subdivisions	141,132	365	(16,253)	125,244
	$523,394	$595	$(55,069)	$468,920

Unrealized losses on available-for-sale investment securities totaling $54,474,000 were recorded, net of $16,102,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2023.  No securities were sold during the six months ended June 30, 2023.

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

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2023 and twelve months ended December 31, 2022. There were no securities classified as held-to-maturity at June 30, 2023 or December 31, 2022.

Investment securities with unrealized losses at June 30, 2023 and December 31, 2022 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$2,921	$57	$6,813	$172	$9,734	$229
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	96,794	3,265	121,449	21,129	218,243	24,394
U.S. Government-agencies collateralized by mortgage obligations - commercial	43,834	1,866	49,050	12,327	92,884	14,193
Obligations of states and political subdivisions	33,708	665	71,975	15,588	105,683	16,253
	$177,257	$5,853	$249,287	$49,216	$426,544	$55,069

December 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,707	$243	$-	$-	$9,707	$243
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	140,117	12,070	54,017	11,989	194,134	24,059
U.S. Government-agencies collateralized by mortgage obligations - commercial	42,799	2,845	42,363	9,859	85,162	12,704
Obligations of states and political subdivisions	89,092	11,421	16,768	6,356	105,860	17,777
	$281,715	$26,579	$113,148	$28,204	$394,863	$54,783

At June 30, 2023, the Company held 412 securities of which 131 were in a loss position for less than twelve months and 249 were in a loss position for twelve months or more. Of the 412 securities 3 are U.S. Treasury securities, 124 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 45 were U.S. Government agencies collateralized by commercial mortgage obligations and 240 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At June 30, 2023, neither of the criteria regarding intent or requirement to sell was met for any of securities in an unrealized loss position.

The amortized cost and estimated fair value of investment in debt securities at June 30, 2023 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$7,528	$7,432
After one year through five years	10,075	9,838
After five years through ten years	11,053	10,671
After ten years	122,439	107,037
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	120,733	106,698
Government-sponsored agencies residential mortgage-backed securities	251,566	227,244
	$523,394	$468,920

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $302,590,000 and $189,358,000 and estimated fair values totaling $267,514,000 and $166,728,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2023	2022

Commercial	$74,958	$76,680
Agricultural	126,841	122,873
Real estate – residential	14,878	15,324
Real estate – commercial	517,289	516,107
Real estate – construction and land development	56,331	43,420
Equity lines of credit	35,877	35,891
Auto	103,050	96,750
Other	5,990	4,904
Total loans	935,214	911,949
Deferred loan costs, net	2,837	2,736
Loans, amortized cost basis	938,051	914,685
Allowance for credit losses	(13,385)	(10,717)
Total net loans	$924,666	$903,968

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and June 30, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at June 30, 2023 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of  June 30, 2023 the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The implementation of CECL also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company.  The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment.  The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense is included in the provision for credit loss expense.

Changes in the allowance for credit losses, in thousands, were as follows:

	June 30,	December 31,
	2023	2022

Balance, beginning of period	$10,717	$10,352
Cumulative change from adoption of ASU 2016-13	529	-
Provision charged to operations - loans	2,550	1,300
Losses charged to allowance	(738)	(1,461)
Recoveries	327	526
Balance, end of period	$13,385	$10,717

Salaries and employee benefits totaling $509,000 and $875,000 have been deferred as loan origination costs during the three months ended June 30, 2023 and 2022, respectively. Salaries and employee benefits totaling $1,071,000 and $1,937,000 have been deferred as loan origination costs during the six months ended June 30, 2023 and 2022, respectively.

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

For other loans, which are primarily consumer loans and automobile loans the Company evaluates credit quality based on the aging status of the loan and by payment activity.

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of June 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$6,850	$23,292	$11,515	$4,931	$5,015	$6,003	$15,381	$-	$72,987
Special Mention	-	49	421	316	-	21	1,572	-	2,379
Substandard	-	-	197	47	-	-	-	-	244
Total Commercial loans	$6,850	$23,341	$12,133	$5,294	$5,015	$6,024	$16,953	$-	$75,610
Current period gross charge-offs	$-	$-	$40	$-	$-	$9	$-	$-	$49

Agricultural
Pass	$3,335	$19,008	$13,624	$15,572	$11,874	$21,804	$20,241	$-	$105,458
Special Mention	1,265	3,353	97	1,034	-	789	608	-	7,146
Substandard	105	5,013	4,980	-	1,251	986	2,259	-	14,594
Total Agricultural	$4,705	$27,374	$18,701	$16,606	$13,125	$23,579	$23,108	$-	$127,198
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,396	$1,073	$2,282	$2,490	$572	$6,146	$512	$-	$14,471
Special Mention	-	-	-	-	63	-	-	-	63
Substandard	-	-	-	-	-	380	-	-	380
Total Real Estate - Residential	$1,396	$1,073	$2,282	$2,490	$635	$6,526	$512	$-	$14,914
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$30,230	$109,983	$83,709	$91,131	$40,914	$147,147	$7,932	$-	$511,046
Special Mention	-	-	-	-	367	2,722	-	-	3,089
Substandard	146	13	-	-	-	2,756	-	-	2,915
Total Real Estate -Commercial	$30,376	$109,996	$83,709	$91,131	$41,281	$152,625	$7,932	$-	$517,050
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$6,906	$29,460	$15,650	$2,628	$626	$590	$-	$-	$55,860
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Real Estate -Construction	$6,906	$29,460	$15,650	$2,628	$626	$590	$-	$-	$55,860
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$35,028	$943	$35,971
Substandard	-	-	-	-	-		161	566	727
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,189	$1,509	$36,698
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$48,717	$182,816	$126,780	$116,752	$59,001	$181,690	$79,094	$943	$795,793
Special Mention	1,265	3,402	518	1,350	430	3,532	2,180	-	12,677
Substandard	251	5,026	5,177	47	1,251	4,122	2,420	566	18,860
Total	$50,233	$191,244	$132,475	$118,149	$60,682	$189,344	$83,694	$1,509	$827,330
Current period gross charge-offs	$-	$-	$40	$-	$-	$9	$-	$-	$49

Auto
Performing	$21,684	$36,976	$19,647	$10,816	$8,802	$5,973	$-	$-	$103,898
Non-performing	133	100	143	213	169	40	-	-	798
Total Auto	$21,817	$37,076	$19,790	$11,029	$8,971	$6,013	$-	$-	$104,696
Current period gross charge-offs	$-	$99	$257	$83	$102	$63	$-	$-	$604

Other
Performing	$115	$2,160	$1,002	$401	$128	$1,029	$175	$-	$5,010
Non-performing	1,005	-	10	-	-	-	-	-	1,015
Total Other	$1,120	$2,160	$1,012	$401	$128	$1,029	$175	$-	$6,025
Current period gross charge-offs	$-	$51	$17	$4	$9	$3	$1	$-	$85

Total
Performing	$21,799	$39,136	$20,649	$11,217	$8,930	$7,002	$175	$-	$108,908
Non-performing	1,138	100	153	213	169	40	-	-	1,813
Total	$22,937	$39,236	$20,802	$11,430	$9,099	$7,042	$175	$-	$110,721
Current period gross charge-offs	$-	$150	$314	$87	$111	$75	$1	$-	$738

December 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$68,577	$111,276	$14,932	$510,504	$43,337	$35,475	$784,101
Special Mention	8,047	10,651	161	3,934	-	-	22,793
Substandard	56	946	231	1,669	83	416	3,401
Doubtful	-	-	-	-	-	-	-
Total	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$810,295

	Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity
	December 31, 2022
	Auto	Other	Total
Grade:
Performing	$96,298	$4,904	$101,202
Non-performing	452	-	452
Total	$96,750	$4,904	$101,654

The following table show information related to impaired loans at December 31, 2022, in thousands.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	509	541	-	514	29
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	20	170	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	678	710	20	684	36
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,248	$1,337	$20	$1,271	$59

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	June 30, 2023			December 31, 2022
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$-	$58	$-	$-	$-	$-
Agricultural	-	847	5,032	-	-	-
Real estate – residential	199	199	-	211	211	-
Real estate – commercial	859	859	-	9	9	-
Real estate – construction & land development	-	-	-	83	83	-
Equity lines of credit	727	727	-	417	417	-
Auto	798	798	-	452	452	-
Other	10	1,015	-	-	-	-
Total Gross Loans	$2,593	$4,503	$5,032	$1,172	$1,172	$-

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

At June  30, 2023, there were three nonaccrual loans with amortized costs totaling $1,910,000 that had allowances for credit losses totaling $868,000.  No income was recognized on nonaccrual loans accounted on a cash basis during the six months ended June 30, 2023 or the year ended December 31, 2022.

The following table presents the amortized cost basis of loans on June 30, 2023, that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total % Class of Financing Receivable
Commercial	1,499	1.98%
Agricultural	5,246	4.12%
Real Estate - Residential		0.00%
Real Estate - Commercial		0.00%
Real Estate - Construction		0.00%
Equity LOC		0.00%
Auto		0.00%
Other		0.00%
Total	$6,745	0.72%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2023:

(in thousands)	Weighted-Average Term Extension (in months)
Commercial	6
Agricultural	10
Real Estate - Residential
Real Estate - Commercial
Real Estate - Construction
Equity LOC
Auto
Other
Total	9.1

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended June 30, 2023, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Six Months Ended June 30, 2023:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	(49)	-	-	-	-	-	(604)	(85)	(738)
Recoveries	12	-	2	1	-	-	305	7	327
Provision	338	244	27	393	317	135	567	529	2,550
Ending balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385
Three Months Ended June 30, 2023:
Allowance for credit losses
Beginning balance	$1,475	$1,307	$162	$6,740	$763	$330	$1,504	$49	$12,330
Charge-offs	(49)	-	-	-	-	-	(311)	(70)	(430)
Recoveries	6	-	1		-	-	174	4	185
Provision	115	171	6	122	103	71	199	513	1,300
Ending balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385
Six Months Ended June 30, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	-	-	-	(19)	-	-	(419)	(31)	(469)
Recoveries	17	-	2	-	-	-	311	6	336
Provision	(189)	303	(31)	(135)	434	167	97	54	700
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Three Months Ended June 30, 2022:
Allowance for credit losses
Beginning balance	$893	$947	$132	$4,322	$1,545	$554	$1,880	$129	$10,402
Charge-offs	-	-	-	-	-	-	(85)	(11)	(96)
Recoveries	11	-	1	1	-	-	197	3	213
Provision	(2)	147	6	72	214	39	(92)	16	400
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
June 30, 2022
Allowance for credit losses
Ending balance: individually evaluated for impairment	$16	$-	$23	$-	$-	$-	$-	$-	$39
Ending balance: collectively evaluated for impairment	886	1,094	116	4,395	1,759	593	1,900	137	10,880
Ending balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Loans
Ending balance: individually evaluated for impairment	$19	$235	$691	$97	$98	$254	$-	$-	$1,394
Ending balance: collectively evaluated for impairment	84,359	125,572	15,176	447,883	60,793	34,491	87,907	4,577	860,758
Ending balance	$84,378	$125,807	$15,867	$447,980	$60,891	$34,745	$87,907	$4,577	$862,152

Year Ended December 31, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717

Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	892	1,086	118	4,980	1,500	687	1,289	145	10,697
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Loans
Ending balance: individually evaluated for impairment	$-	$232	$678	$-	$94	$244	$-	$-	$1,248
Ending balance: collectively evaluated for impairment	76,680	122,641	14,646	516,107	43,326	35,647	96,750	4,904	910,701
Ending balance	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$96,750	$4,904	$911,949

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
June 30, 2023			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$270	$618	$-	$58	$946	$74,664	$75,610
Agricultural	349	-	5,032	847	6,228	120,970	127,198
Real estate – residential	160	424	-	199	783	14,131	14,914
Real estate – commercial	300	275	-	859	1,434	515,616	517,050
Real estate - construction & land	188	-	-	-	188	55,672	55,860
Equity Lines of Credit	987	-	-	727	1,714	34,984	36,698
Auto	1,442	390	0	798	2,630	102,066	104,696
Other	0	8	0	1,015	1,023	5,002	6,025
Total	$3,696	$1,715	$5,032	$4,503	$14,946	$923,105	$938,051

					Total
December 31, 2022			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$750	$195	$-	$-	$945	$75,735	$76,680
Agricultural	877	-	-	-	877	121,996	122,873
Real estate – residential	437	-	-	211	648	14,676	15,324
Real estate - commercial	3,255	-	-	9	3,264	512,843	516,107
Real estate - construction & land	-	-	-	83	83	43,337	43,420
Equity Lines of Credit	665	53	-	417	1,135	34,756	35,891
Auto	1,862	693	-	452	3,007	93,743	96,750
Other	1	14	-	-	15	4,889	4,904
Total	$7,847	$955	$-	$1,172	$9,974	$901,975	$911,949

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  June 30, 2023, in thousands:

June 30, 2023
			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd	Auto	Auto
	Equipment	Crops	Deed	Deed	Deed	Deed	New	Used	Total

Commercial	$58	$-	$-	$-	$-		$-	$-	$58
Agricultural	-	847		-	-		-	-	847
Real estate – residential	-	-		199	-		-	-	199
Real estate – commercial	-	-	328	341	44	146		-	859
Real estate - construction & land	-	-		-	-		-	-	-
Equity Lines of Credit	-	-		400	327		-	-	727
Auto	-	-		-	-		676	122	798
Other	-	-		-	-		-	9	9
Total	$58	$847	$328	$940	$371	$146	$676	$131	$3,497

There were no new troubled debt restructurings during the twelve months ending December 31, 2022. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2022.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $191.8 million and $178.7 million and stand-by letters of credit of $108,000 and $0 at June 30, 2023 and December 31, 2022, respectively.

Of the loan commitments outstanding at June 30, 2023, $54.1 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at June 30, 2023 and December 31, 2022 totaled $924,000 and $341,000, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at June 30, 2023.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net Income:
Net income	$6,660	$5,680	$14,285	$11,397
Earnings Per Share:
Basic earnings per share	$1.14	$0.97	$2.44	$1.95
Diluted earnings per share	$1.12	$0.96	$2.41	$1.93
Weighted Average Number of Shares Outstanding:
Basic shares	5,862	5,843	5,858	5,834
Diluted shares	5,929	5,909	5,932	5,913

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Options having an antidilutive effect during the three and six-month periods ended June 30, 2023, and 2022 totaled 114,994.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 172,117 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

No options were granted during the six months ended June 30, 2023 and 2022.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(17,800)	18.14
Options outstanding at June 30, 2023	172,117	$21.45	3.5	$2,450,946
Options exercisable at June 30, 2023	142,267	$21.41	3.3	$2,031,573
Expected to vest after June 30, 2023	26,187	$21.66	4.3	$367,458

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at June 30, 2023	117,200	31.00	8.81	$549,668
Options exercisable at June 30, 2023	-	-	-	-
Expected to vest after June 30, 2023	117,200	$31.00	8.81	$549,668

As of June 30, 2023, there was $47,831 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 0.3 years. As of June 30, 2023, there was $840,000 of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.0 years.

The total fair value of options vested during the six months ended June 30, 2023 and 2022 was $7,000 and $101,000, respectively. The total intrinsic value of options at time of exercise was $385,000 and $819,000 for the six months ended June 30, 2023 and 2022, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plan was $86,000 and $59,000 for the three months ended June 30, 2023 and 2022, respectively. The associated income tax benefit recognized was $6,000 and $4,000 for each of the three months ended June 30, 2023 and 2022, respectively. Compensation cost related to stock options recognized in operating results under the stock option plan was $173,000 and $117,000 for the six months ended June 30, 2023 and 2022, respectively. The associated income tax benefit recognized was $13,000 and $8,000 for each of the six months ended June 30, 2023 and 2022, respectively.

Cash received from option exercises under the plans for the six months ended June 30, 2023 and 2022 were $168,000 and $215,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $63,000 and $53,000 for the six months ended June 30, 2023 and 2022, respectively.

During the three months ended September 30, 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during the three months and six months ended June 30, 2023, totaled $13,000 and $26,000, respectively.  As of June 30, 2023, there was $4,000 of total unrecognized compensation cost related to restricted stock. That cost is expected to be recognized over a weighted average period of 0.1 years.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2023 follows, in thousands:

		Fair Value Measurements at June 30, 2023, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$91,765	$91,765	$-	$-	$91,765
Investment securities	468,920	-	468,920	-	468,920
Loans held for sale	384	-	384	-	0
Loans, net	924,666	-	-	900,652	900,652
FHLB stock	6,234	-	-	-	N/A
FRB Stock	1,368	-	-	-	N/A
Accrued interest receivable	7,881	18	2,684	5,179	7,881
Financial liabilities:
Deposits	1,395,160	1,303,837	91,979	-	1,395,816
Repurchase agreements	20,464	-	20,464	-	20,464
Note Payable	10,000	-	-	8,647	8,647
Accrued interest payable	411	23	278	110	411

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 follows, in thousands:

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$183,426	$183,426	$-	$-	$183,426
Investment securities	444,703	-	444,703	-	444,703
Interest rate swaps	2,002	-	2,002	-	2,002
Loans held for sale	2,301	-	2,301	-	2,301
Loans, net	903,968	-	-	884,814	884,814
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,364	-	-	-	N/A
Accrued interest receivable	7,433	63	2,309	5,061	7,433
Financial liabilities:
Deposits	1,457,809	1,408,623	49,627	-	1,458,250
Repurchase agreements	18,624	-	18,624	-	18,624
Junior subordinated deferrable interest debentures	10,310	-	-	7,770	7,770
Accrued interest payable	81	16	40	25	81

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2023 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,734	$-	$9,734	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	227,244	-	227,244	-
U.S. Government agencies collateralized by mortgage obligations-commercial	106,698	-	106,698	-
Obligations of states and political subdivisions	125,244	-	125,244	-
	$468,920	$-	$468,920	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2023 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Six Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	June 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Impaired loans
RE – Agricultural	$457	$-	$-	$457	$390
Commercial	26	-	-	26	32
Other	559	-	-	559	446
Total Loans	$1,042	$-	$-	$1,042	$868

Other Real Estate:
RE – Residential	83	$-	$-	$83	$-

There were no assets measured at fair value on a non-recurring basis on  December 31, 2022.  The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges of $868,000 were recognized during the six months ended June 30, 2023, related to the above impaired loans. No impairment charges were incurred during the six months ended June 30, 2022.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022 (dollars in thousands):

	Fair Value	Fair Value	Valuation		Range (Weighted Average)		Range (Weighted Average)
Description	6/30/2023	12/31/2022	Technique	Significant Unobservable Input	6/30/2023		12/31/2022

Impaired Loans:

RE – Agricultural	$457	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	54%	(54%)
Commercial	$26	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	56%	(56%)
Other	$559	-	Discounted cash flow	Probability of default, Loss severity	44%	(44%)

Other Real Estate:

RE – Residential	$83	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	8%	(8%)

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2022 and the six months ended June 30, 2023 were as follows:

	Unrealized	Unrealized	Other Accumulated
	Gains (Losses)	Gain	Comprehensive
	on AFS	Cah Flow Hedge	Income (Loss), net of tax
	Securities
Beginning Balance, January 1, 2022	$1,666	$607	$1,600
Current year-to-date other comprehensive loss	(55,849)	1,395	(38,356)
Ending balance, December 31, 2022	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive loss	(291)	(2,002)	(1,616)
Ending balance, June 30, 2023	$(54,474)	$-	$(38,372)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2023 and June 30, 2022, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Six months ended June 30, 2023	Six months ended June 30, 2022	Affected Line Item on the Statement of Income
Cash flow hedge
Termination of cash flow hedge	$1,707	$-	Non-Interest Income
Tax effect	(505)	-	Provision for income taxes
Total reclassifications for the period	$1,202	$-	Net income

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2023 and December 31, 2022 and for the three and six-month periods ended June 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2022 Annual Report to Shareholders on Form 10-K.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED June 30, 2023

Net Income. The Company recorded net income of $14.3 million for the six months ended June 30, 2023, up $2.9 million from net income of $11.4 million for the six months ended June 30, 2022. An increase of $8.9 million in net interest income was partially offset by increases of $2.6 million in non-interest expense, $2.2 million in the provision for credit losses, $1.0 million in the provision for income taxes and a reduction of $246,000 in non-interest income. The annualized return on average assets was 1.81% for the six months ended June 30, 2023, up from 1.41% for the six months ended June 30, 2022. The annualized return on average equity increased from 18.3% during the first half of 2022 to 22.7% during the current period.

The following is a detailed discussion of each component of the change in in net income.

Net interest income before provision for credit losses. Driven by an increase in market rates, net interest income increased by $8.9 million from $25.5 million during the six months ended June 30, 2022, to $34.4 million for the six months ended June 30, 2023. The increase in net interest income includes an increase of $9.9 million in interest income partially offset by an increase of $1.0 million in interest expense. Interest and fees on loans increased by $4.7 million related both to an increase in average balance and an increase in yield. Average loan balances increased by $77.5 million, while the average yield on loans increased by 61 basis points from 5.12% during the first half of 2022 to 5.73% during the current period. Net loan fees/costs declined from net fees of $511,000 during the 2022 period to net costs of $581,000 during the six months ended June 30, 2023.  This decline is mostly related to a decline in fees earned on PPP loans. The increase in loan yield includes the effect of an increase in market rates during the second half of 2022 and in 2023 partially offset by a decline in PPP fee income. The average prime interest rate increased from 3.62% during the first half of 2022 to 7.92% during the current period. Approximately 21% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months with a change in prime. Interest and fees on loans held for sale decreased by $383,000 related to a decrease in average balance of $14.6 million from $15.6 million for the six months ended June 30, 2022 to $1.0 million for the six months ended June 30, 2023.  Loans held for sale are tied to the prime interest rate and reprice quarterly.  Yield on loans held for sale increased by 3.59% to 9.13%.

Interest on investment securities increased by $4.1 million related to an increase in average investment securities of $148 million to $472 million and an increase in yield of 108 basis points to 3.24%. The increase in loan and investment yields is consistent with the increase in market rates during 2022 and into the first half of 2023. Interest on cash balances increased by $1.5 million related to an increase in the rate paid on these balances from 0.50% during the first half of 2022 to 4.84% during the current period mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances increased from 0.52% during the first half of 2022 to 4.82% during the current period. Average interest-bearing cash balances decreased by $237 million to $97 million during the current period.

Interest paid on deposit accounts increased for all products mostly related to market conditions.  In total interest paid on deposits increased by $954,000 broken down by product type as follows: Money market accounts - $433,000, Savings accounts - $240,000 and Time deposits - $281,000.  Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%.  We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023.

During March we redeemed our junior subordinated debentures with funding provided by a $10 million borrowing on Plumas Bancorp's line of credit/term loan facility.  Interest expense incurred during the six months ended June 30, 2023, on the junior subordinated debentures totaled $141,000 down from $179,000 during the first half of 2022.  Interest and fees incurred on the line of credit borrowing totaled $141,000 during the current period. Interest expense on other interest-bearing liabilities declined by $25,000 to $9,000 for the six months ended June 30, 2023.

Net interest margin for the six months ended June 30, 2023 increased 1.27% to 4.66%, up from 3.39% for the same period in 2022.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	916,389	$26,041	5.73%	$838,866	$21,302	5.12%
Loans held for sale	1,016	46	9.13%	15,624	429	5.54%
Taxable investment securities	347,002	5,752	3.34%	226,609	2,314	2.06%
Non-taxable investment securities (1)	125,388	1,841	2.96%	97,703	1,159	2.39%
Interest-bearing deposits	97,103	2,330	4.84%	333,615	829	0.50%
Total interest-earning assets	1,486,898	36,010	4.88%	1,512,417	26,033	3.47%
Cash and due from banks	26,386			51,663
Other assets	75,034			64,634
Total assets	$1,588,318			$1,628,714

Interest-bearing liabilities:
Money market deposits	$232,855	$555	0.48%	$258,833	$122	0.10%
Savings deposits	392,899	407	0.21%	390,812	167	0.09%
Time deposits	58,057	369	1.28%	63,045	88	0.28%
Total deposits	683,811	1,331	0.39%	712,690	377	0.11%
Junior subordinated debentures	4,575	141	6.22%	10,310	179	3.50%
Other borrowings	5,691	141	5.00%	-	-	-%
Repurchase agreements & other	17,687	9	0.10%	11,987	34	0.57%
Total interest-bearing liabilities	711,764	1,622	0.46%	734,987	590	0.16%
Non-interest-bearing deposits	733,781			755,979
Other liabilities	15,908			11,919
Shareholders' equity	126,865			125,829
Total liabilities & equity	$1,588,318			$1,628,714
Cost of funding interest-earning assets (4)			0.22%			0.08%
Net interest income and margin (5)		$34,388	4.66%		$25,443	3.39%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.0 million for 2023 and $4.2 million for 2022 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the six-month periods ended June 30, 2023 and 2022 were ($581,000) and $511,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 over 2022 change in net interest income
	for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,969	$2,536	$234	$4,739
Loans held for sale	(401)	278	(260)	(383)
Taxable investment securities	1,230	1,442	766	3,438
Non-taxable investment securities	328	276	78	682
Interest-bearing deposits	(588)	7,176	(5,087)	1,501
Total interest income	2,538	11,708	(4,269)	9,977
Interest-bearing liabilities:
Money market deposits	(12)	495	(50)	433
Savings deposits	1	238	1	240
Time deposits	(7)	313	(25)	281
Junior subordinated debentures	(100)	139	(77)	(38)
Other borrowings	-	-	141	141
Repurchase agreements & other	16	(28)	(13)	(25)
Total interest expense	(102)	1,157	(23)	1,032
Net interest income	$2,640	$10,551	$(4,246)	$8,945

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $529,000 and an increase in the reserve for unfunded commitments of $258,000.  During the first six months of 2023 we recorded a provision for credit losses of $2,875,000 an increase of $2,175,000 from $700,000 during the six months ended June 30, 2022. The provision for credit losses during the current period consisted of a provision for credit losses - loans of $2,550,000 and an increase in the reserve for unfunded commitments of $325,000.  The increase in the reserves was principally related to an increase in qualitative reserves related to the continuation of increases in market interest rates and a reduction in economic activity. Additionally, we recorded specific reserves totaling $868,000 on three loans.  As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the  six months ended June 30, 2023 and 2022 (in thousands).

Allowance for Credit Losses	June 30, 2023	June 30, 2022
Balance, beginning of period	$10,717	$10,352
Impact of CECL adoption	529	-
Provision charged to operations	2,550	700
Losses charged to allowance	(738)	(469)
Recoveries	327	336
Balance, end of period	$13,385	$10,919

Reserve for Unfunded Commitments	June 30, 2023	June 30, 2022
Balance, beginning of period	$341	$341
Impact of CECL adoption	258	-
Provision charged to operations	325	-
Balance, end of period	$924	$341

Non-interest income. During the six months ended June 30, 2023, non-interest income totaled $6.1 million, a decrease of $246,000 from $6.3 million during the six months ended June 30, 2022. The largest component of this decrease was a decline in gain on sale of loans of $2.1 million from $2.3 million during the six months ended June 30, 2022 to $219,000 during the current period. We did not sell SBA 7(a)  loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021.  During the first half of  2022 we sold $38.2 million in guaranteed portions of SBA 7(a) loans. This compares to $4.9 million in sales during the current period. Mostly offsetting the decline in SBA gains was a gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023.

During the fourth quarter of 2022 and continuing into 2023 we experienced a significant decline in premiums received on the sale of SBA loans; in response we chose to portfolio SBA 7(a) loans which do not meet a minimum premium on sale. During the current period we chose not to sell $4.1 million in salable guaranteed portions of SBA 7(a) loans as they did not meet our minimum premium on sale. Additionally, the SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a significant decline in interest in this product given the recent increases in the prime rate.  While we continue to produce SBA 7(a) loans for sale, we have started funding fixed rate SBA 7(a) loans which we portfolio.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2023 and 2022, dollars in thousands:

	For the Six Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Gain on termination of swaps	1,707	-	1,707	100.0%
Interchange income	1,539	1,615	(76)	(4.7)%
Service charges on deposit accounts	1,313	1,170	143	12.2%
Loan servicing fees	476	422	54	12.8%
Gain on sale of loans, net	219	2,335	(2,116)	(90.6)%
Earnings on life insurance policies	204	187	17	9.1%
Other	610	585	25	4.3%
Total non-interest income	$6,068	$6,314	$(246)	(3.9)%

Non-interest expense.  During the six months ended June 30, 2023, total non-interest expense increased by $2.6 million from $15.7 million during the first half of 2022 to $18.3 million during the current period.  The largest components of this increase were increases in salary and benefit expense of $1.6 million and an increase in occupancy and equipment costs of $345,000. The increase in salary and benefit expense primarily relates to an increase in salary expense and a reduction in the deferral of loan origination costs. Salary expense increased by $728,000 which we attribute to both growth in headcount and merit and promotional salary increases. The largest single component of the increase in salary and benefit expense was a $866,000 reduction in the deferral of loan origination expense as we have seen a reduction in loan demand given the current economic environment especially in SBA 7(a) loans tied to the prime interest rate. Occupancy and equipment costs increased by $345,000, much of which relates to snow removal and other costs attributable to an unusually harsh winter in our service area.

The following table describes the components of non-interest expense for the six -month periods ended June 30, 2023 and 2022, dollars in thousands:

	For the Six Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Salaries and employee benefits	$9,933	$8,320	$1,613	19.4%
Occupancy and equipment	2,593	2,248	345	15.3%
Outside service fees	2,175	1,930	245	12.7%
Professional fees	626	616	10	1.6%
Advertising and shareholder relations	460	302	158	52.3%
Director compensation and expense	438	275	163	59.3%
Telephone and data communication	403	382	21	5.5%
Deposit insurance	370	372	(2)	(0.5)%
Armored car and courier	347	315	32	10.2%
Business development	305	242	63	26.0%
Loan collection expenses	217	143	74	51.7%
Amortization of core deposit intangible	120	144	(24)	(16.7)%
Other	336	418	(82)	(19.6)%
Total non-interest expense	$18,323	$15,707	$2,616	16.7%

Provision for income taxes. The Company recorded an income tax provision of $5.0 million, or 25.8% of pre-tax income for the six months ended June 30, 2023. This compares to an income tax provision of $4.0 million, or 25.8% of pre-tax income for the six months ended June 30, 2022. The percentages for  2023 and  2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED June 30, 2023

Net Income. The Company recorded net income of $6.7 million for the three months ended June 30, 2023 up $1.0 million from net income of $5.7 million for the three months ended June 30, 2022. An increase of $3.8 million in net interest income was partially offset by increases of $1.1 million in non-interest expense, $950,000 in the provision for credit losses, $295,000 in in the provision for income taxes and a reduction of $521,000 in non-interest income.

The annualized return on average assets was 1.70% for the three months ended June 30, 2023 up from 1.40% for the three months ended June 30, 2022. The annualized return on average equity increased from 19.0% during the second quarter of 2022 to 20.5% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income was $17.2 million for the three months ended June 30, 2023, an increase of $3.8 million from the same period in 2022.  The increase in net interest income includes an increase of $4.5 million in interest income partially offset by an increase of $0.7 million in interest expense. Interest and fees on loans, including loans held for sale, increased by $2.3 million related to growth in the loan portfolio and an increase in yield on the portfolio.  Net loan fees/costs declined from net fees of $200,000 during the 2022 quarter to net costs of $231,000 during the three months ended June 30, 2023.  This decline is mostly related to a decline in fees earned on PPP loans.

Including loans held for sale, average loan balances increased by $65 million, while the average yield on these loans increased by 63 basis points from 5.21% during the second quarter of 2022 to 5.84% during the current quarter. The increase in loan yield includes the effect of an increase in market rates during 2023 partially offset by a decline in PPP fee income as described above. The average prime interest rate increased from 3.94% during the second quarter of 2022 to 8.16% during the current quarter.

Interest on investment securities increased by $1.9 million from the second quarter of 2022, related to an increase in average investment securities of $141 million to $478 million and an increase in yield on the investment portfolio from 2.31% during the second quarter of 2022 to 3.24% during the current quarter. Interest on interest-earning cash balances increased by $304,000 related to an increase in the rate earned on these balances partially offset by a decrease in average interest-earning cash balances.  The rate paid on interest-earning cash balances increased from 0.84% during the second quarter of 2022 to 5.14% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank.  The average rate paid on Federal Reserve balances was 0.84% during the second quarter of 2022 and 5.06% during the current quarter. Average interest-earning cash balances declined from $314 million during the second quarter of 2022 to $75 million in the current quarter related to a decline in average deposits and increases in loans and investments.

Interest paid on deposit accounts increased for all products mostly related to market conditions.  In total interest paid on deposits increased by $681,000 broken down by product time as follows: Money market account - $282,000, Savings accounts - $123,000 and Time deposits - $276,000.  Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%.  We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023. During March we redeemed our junior subordinated debentures with funding provided by a $10 million borrowing on Plumas Bancorp's line of credit/term loan facility.  Interest and fees incurred on the line of credit borrowing totaled $113,000 during the current period. Interest expense on other interest-bearing liabilities declined by $9,000 to $7,000 for the three months ended June 30, 2023.

Average interest earning assets during the three months ended June 30, 2023, totaled $1.5 billion, a decrease of $33 million from the same period in 2022.  The average yield on interest earning assets increased 131 basis points to 4.96%, up from 3.65% for the same period in 2022. Net interest margin for the three months ended June 30, 2023, increased 112 basis points to 4.69%, up from 3.57% for the same period in 2022.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2023			June 30, 2022
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$919,751	$13,388	5.84%	$846,358	$10,992	5.21%
Loans held for sale	202	5	9.93%	8,600	123	5.74%
Taxable investment securities	351,986	2,938	3.35%	238,477	1,315	2.21%
Non-taxable investment securities (1)	126,148	927	2.95%	98,552	626	2.55%
Interest-bearing deposits	75,233	965	5.14%	314,289	661	0.84%
Total interest-earning assets	1,473,320	18,223	4.96%	1,506,276	13,717	3.65%
Cash and due from banks	26,050			48,852
Other assets	74,888			68,522
Total assets	$1,574,258			$1,623,650

Interest-bearing liabilities:
Money market deposits	229,886	$338	0.59%	$255,088	$56	0.09%
Savings deposits	383,599	208	0.22%	396,868	85	0.09%
Time deposits	67,986	318	1.88%	61,955	42	0.27%
Total deposits	681,471	864	0.51%	713,911	183	0.10%
Junior subordinated debentures	-	-	-%	10,310	90	3.50%
Other borrowings	10,000	113	4.53%	-	-	-%
Repurchase agreements & other	16,900	7	0.17%	10,135	16	0.63%
Total interest-bearing liabilities	708,371	984	0.56%	734,356	289	0.16%
Non-interest-bearing deposits	718,372			757,655
Other liabilities	17,411			11,935
Shareholders' equity	130,104			119,704
Total liabilities & equity	$1,574,258			$1,623,650
Cost of funding interest-earning assets (4)			0.27%			0.08%
Net interest income and margin (5)		$17,239	4.69%		$13,428	3.57%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.6 million for 2023 and $3.4 million for 2022 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the three-month period ended June 30, 2023 and 2022 were ($231,000) and $200,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 over 2022 change in net interest income
	for the three months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$953	$1,328	$115	$2,396
Loans held for sale	(120)	90	(88)	(118)
Taxable investment securities	626	675	322	1,623
Non-taxable investment securities	175	98	28	301
Interest-bearing deposits	(503)	3,370	(2,563)	304
Total interest income	1,131	5,561	(2,186)	4,506
Interest-bearing liabilities:
Money market deposits	(6)	319	(31)	282
Savings deposits	(3)	130	(4)	123
Time deposits	4	248	24	276
Junior subordinated debentures	(90)	-	-	(90)
Other borrowings	-	-	113	113
Repurchase agreements & other	11	(12)	(8)	(9)
Total interest expense	(84)	685	94	695
Net interest income	$1,215	$4,876	$(2,280)	$3,811

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the three months ended June 30, 2023 and 2022 we recorded a provision for credit losses - loans of $1,300,000 and $400,000, respectively.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income decreased by $521,000 to $2.1 million during the current quarter from $2.7 million during the three months ended June 30, 2022. The largest component of this decrease was a decline in gains on sale of SBA loans of $645,000.  During the current quarter we sold one loan totaling $652,000.  This compares to sales of $14.1 million during the second quarter of 2022.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Interchange income	824	853	(29)	(3.4)%
Service charges on deposit accounts	694	604	90	14.9%
Loan servicing fees	241	212	29	13.7%
Earnings on life insurance policies	100	93	7	7.5%
(Loss) gain on sale of loans, net	(11)	634	(645)	(101.7)%
Other	295	268	27	10.1%
Total non-interest income	$2,143	$2,664	$(521)	(19.6)%

Non-interest expense. During the three months ended June 30, 2023, total non-interest expense increased by $1.1 million from $8.0 million during the second quarter of 2022 to $9.1 million during the current quarter.  The largest components of this increase were an increase in salary and benefit expense of $628,000, an increase in outside service fees of $159,000 and an increase in occupancy and equipment costs of $142,000. The increase in salary and benefit expense primarily relates to an increase in salary expense and a reduction in the deferral of loan origination costs. Salary expense increased by $440,000 which we attribute primarily to merit and promotional salary increases.  In addition, our full-time equivalent employee count has increased from 172 on June 30, 2022, to 176 on June 30, 2023. The deferral of loan origination costs declined by $366,000 from the second quarter of 2022 as we have seen a reduction in loan demand given the current economic environment especially in SBA 7(a) loans tied to the prime interest rate. The increase in outside service fees was spread among several different categories, the largest of which were network administration, investment management fees, and interchange expense. Occupancy and equipment costs increased by $142,000, much of which relates to snow removal and other costs attributable to an unusually harsh winter in our service area and the opening of our new Chico, California branch during the second quarter of 2023.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	June 30,
	2023	2022	Dollar Change	Percentage Change
Salaries and employee benefits	$4,866	$4,238	$628	14.8%
Occupancy and equipment	1,253	1,111	142	12.8%
Outside service fees	1,181	1,022	159	15.6%
Professional fees	284	337	(53)	(15.7)%
Advertising and shareholder relations	281	190	91	47.9%
Telephone and data communication	203	191	12	6.3%
Director compensation and expense	196	134	62	46.3%
Deposit insurance	182	175	7	4.0%
Armored car and courier	182	167	15	9.0%
Business development	166	127	39	30.7%
Loan collection expenses	87	75	12	16.0%
Amortization of core deposit intangible	60	72	(12)	(16.7)%
Other	157	194	(37)	(19.1)%
Total non-interest expense	$9,098	$8,033	$1,065	13.3%

Provision for income taxes. The Company recorded an income tax provision of $2.3 million, or 25.5% of pre-tax income, for the three months ended June 30, 2023. This compares to an income tax provision of $2.0 million, or 25.7% of pre-tax income, for the three months ended June 30, 2022. The percentages for 2023 and 2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets at June 30, 2023 were $1.6 billion, a decrease of $48.1 million from December 31, 2022. Investment securities increased by $24.2 million from $444.7 million at December 31, 2022, to $468.9 million at June 30, 2023.  Net loans increased by $20.7 million from $904.0 million on December 31, 2022, to $925 million at June 30, 2023. These increases were offset by a decrease in cash and equivalents of $91.7 million to $91.7 million, and a decrease in all other assets of $1.3 million.  Deposits totaled $1.4 billion at June 30, 2023, a decrease of $62.6 million from December 31, 2022. Shareholders’ equity increased by $9.6 million from $119.0 million at December 31, 2022, to $128.6 million at June 30, 2023.

Loan Portfolio. Gross loans totaled $935.2 million, an increase of $23.3 million from December 31, 2022. The largest areas of growth in the Company’s loan portfolio were $12.9 million in construction loans, $6.3 million in auto loans, $4.0 million in agricultural loans and $1.2 million in commercial real estate loans.  The largest decline in loan balances was $1.7 million in commercial loans. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2023	06/30/2023	12/31/2022	12/31/2022
Commercial	$74,958	8.0%	$76,680	8.4%
Agricultural	126,841	13.6%	122,873	13.5%
Real estate – residential	14,878	1.6%	15,324	1.7%
Real estate – commercial	517,289	55.3%	516,107	56.6%
Real estate – construction & land	56,331	6.0%	43,420	4.8%
Equity Lines of Credit	35,877	3.8%	35,891	3.9%
Auto	103,050	11.0%	96,750	10.6%
Other	5,990	0.7%	4,904	0.5%
Total Gross Loans	$935,214	100%	$911,949	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 76% of the total loan portfolio at June 30, 2023. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2023 and December 31, 2022, approximately 79% and 80%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years.  While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $529,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $156,000 in taxes.  Additionally, the Company recognized an increase in the reserve for unfunded commitments of $257,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $76,000 in taxes.

The allowance for credit losses is established through charges to earnings in the form of the provision for credit losses. Loan losses are charged to, and recoveries are credited to the allowance for credit losses. The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and June 30, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at June 30, 2023, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of June 30, 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The implementation of CECL also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company.  The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment.  The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while the related provision expense is included in the provision for credit loss expense.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Six Months Ended		For the Year Ended
(dollars in thousands)	June 30,		December 31,
	2023	2022	2022	2021	2020
Balance at beginning of period	$10,717	$10,352	$10,352	$9,902	$7,243
Impact of CECL Adoption	529	-	-	-	-
Adjusted balance	11,246	10,352	10,352	9,902	7,243
Charge-offs:
Commercial	49	19	207	188	131
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	19	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	604	419	1,195	703	574
Other	85	31	40	47	82
Total charge-offs	738	469	1,461	938	787
Recoveries:
Commercial	12	17	27	72	34
Agricultural	-	-	-	-	-
Real estate – residential	2	2	3	3	15
Real estate – commercial	1	-	2	8	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	4	4
Auto	305	311	482	136	200
Other	7	6	12	40	10
Total recoveries	327	336	526	263	271
Net charge-offs	411	133	935	675	516
Provision for credit losses	2,550	700	1,300	1,125	3,175
Balance at end of period	$13,385	$10,919	$10,717	$10,352	$9,902
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.09%	0.03%	0.11%	0.09%	0.07%
Allowance for credit losses to total loans	1.43%	1.27%	1.18%	1.23%	1.40%

The following table provides a breakdown of the allowance for credit losses at June 30, 2023 and December 31, 2022:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	6/30/2023	6/30/2023	12/31/2022	12/31/2022
Commercial	$1,547	8.0%	$892	8.4%
Agricultural	1,478	13.6%	1,086	13.5%
Real estate – residential	169	1.6%	138	1.7%
Real estate – commercial	6,862	55.3%	4,980	56.6%
Real estate – construction & land development	866	6.0%	1,500	4.8%
Equity Lines of Credit	401	3.8%	687	3.9%
Auto	1,566	11.0%	1,289	10.6%
Other	496	0.7%	145	0.5%
Total	$13,385	100%	$10,717	100%

The allowance for credit losses totaled $13.4 million at June 30, 2023, and $10.7 million  December 31, 2022.  At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $868,000 on June 30, 2023.  There were no specific reserves related to collateral dependent loans on December 31, 2022.  The allowance for credit losses as a percentage of total loans was 1.43% on  June 30, 2023and 1.18% on  December 31, 2022.

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

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
	2023	2022	2021	2020
	(dollars in thousands)

Nonaccrual loans	$4,503	$1,172	$4,863	$2,536
Loans past due 90 days or more and still accruing	5,032	-	-	-
Total nonperforming loans	9,535	1,172	4,863	2,536
Other real estate owned	83	-	487	403
Other vehicles owned	18	18	47	31
Total nonperforming assets	$9,636	$1,190	$5,397	$2,970
Interest income forgone on nonaccrual loans	$179	$121	$381	$119
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	1.02%	0.13%	0.58%	0.36%
Nonperforming assets to total assets	0.61%	0.07%	0.33%	0.27%

Nonperforming loans at June 30, 2023 were $9.5 million, an increase of $8.3 million from $1.2 million at December 31, 2022.  Included in the $9.5 million were $5 million in loans to one customer which were over 90 days past due but not nonaccrual.  These loans, which were modified during June, were brought current in July. Performing loans past due thirty to eighty-nine days were $5.4 million on June 30, 2023 down from $8.8 million on December 31, 2022.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $15.5 million from $3.4 million on December 31, 2022 to $18.9 million on June 30, 2023. Loans classified as special mention decreased by $10.1 million from $22.8 million on December 31, 2022 to $12.7 million on June 30, 2023.  The increase in substandard loans is primarily related to agricultural loans to one borrower.  At June 30, 2023 the loans to this borrower are on accrual status; however, they could move to nonaccrual if the borrower's financial condition worsens, the Bank's collateral position in respect to these loans deteriorates, or if the borrower is unable to meet their payment obligations.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on June 30, 2023 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of June 30, 2023, and December 31, 2022, the Company had $384,000 and $2.3 million, respectively, in SBA government guaranteed loans held for sale.  Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented one property totaling $83,000 at June 30, 2023 and 2 properties totaling $369,000 at June 30, 2022. There were no OREO properties at December 31, 2022. Nonperforming assets as a percentage of total assets were 0.61% at June 30, 2023 and 0.07% at December 31, 2022.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	Six Months Ended June 30,
	#	2023	#	2022
Beginning Balance	-	$-	3	$487
Additions	1	83	-	-
Dispositions	-	-	1	(118)
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$83	2	$369

Investment Portfolio and Federal Funds Sold. Total investment securities were $468.9 million as of June 30, 2023 and $444.7 million as of December 31, 2022.  Net unrealized losses on available-for-sale investment securities totaling $54,474,000 were recorded, net of $16,102,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2023.   Net unrealized losses on available-for-sale investment securities totaling $54.2 million were recorded, net of $16.0 million in tax benefit, as accumulated other comprehensive income within shareholders' equity at December 31, 2022. No securities were sold during the six months ended June 30, 2023 and 2022.

The investment portfolio at June 30, 2023 consisted of $9.7 million in U.S. Treasury securities, $227.3 million in securities of U.S. Government-sponsored agencies, $106.7 million in securities of U.S. Government-agencies and 240 municipal securities totaling $125.2 million. The investment portfolio at December 31, 2022 consisted of $9.7 million in U.S. Treasury securities, $214.4 million in securities of U.S. Government-sponsored agencies, $99.6 million in securities of U.S. Government-agencies and 239 municipal securities totaling $121.0 million.

There were no Federal funds sold at June 30, 2023 and December 31, 2022; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $61.3 million at June 30, 2023 and $154.4 million at December 31, 2022. The balance, on June 30, 2023, earns interest at the rate of 5.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits decreased by $62.6 million from $1.5 billion at December 31, 2022, to $1.4 billion at June 30, 2023. The decrease in deposits includes decreases of $50.1 million in demand deposits, $30.1 million in money market accounts, $24.5 million in savings accounts partially offset by an increase in time deposits of  $42.1 million. Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%.  We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023. We attribute much of the decrease in total deposits to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances.

The following table shows the distribution of deposits by type at June 30, 2023 and December 31, 2022.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	06/30/2023	06/30/2023	12/31/2022	12/31/2022
Non-interest bearing	$716,438	51.4%	$766,549	52.6%
Money Market	213,386	15.3%	237,924	16.3%
Savings	374,013	26.8%	404,150	27.7%
Time	91,323	6.5%	49,186	3.4%
Total Deposits	$1,395,160	100%	$1,457,809	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below. There were no brokered deposits at June 30, 2023 or December 31, 2022.

Estimated uninsured deposits totaled $458 million and $460 million at December 31,2022 and June 30, 2023, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	June 30,	December 31
(dollars in thousands)	2023	2022
Remaining maturity:
Three months or less	$2,091	$1,790
After three through six months	2,246	257
After six through twelve months	12,947	1,688
After twelve months	257	76
Total	$17,541	$3,811

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $20.5 million and $18.6 million at June 30, 2023 and December 31, 2022, respectively are secured by U.S. Government agency securities with a carrying amount of $36.4 million and $29.6 million at June 30, 2023 and December 31, 2022, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $231 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $397 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2023, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Company is also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At June 30, 2023, $96 million in par value of securities were pledged as collateral under the BTFP.

In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at June 30, 2023 and June 30, 2022

Note Payable.  During 2021 and until January 25, 2022, the Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note.

On January 25, 2022, the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below. The Company was in compliance with all covenants related to the Term Note at June 30, 2023.

Interest expense recognized by the Company for the six months ended June 30, 2023, on the Term Note totaled $141,000.

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

The trust preferred securities of Plumas Statutory Trust II were redeemed on March 15, 2023 and the trust preferred securities of Plumas Statutory Trust I were redeemed on March 27, 2023. The redemption prices for the junior subordinated debentures were equal to 100% of the respective principal amounts, which total $10,000,000, plus accrued interest up to the redemption date. The proceeds from the redemption of the junior subordinated debentures were simultaneously applied to redeem all of the outstanding common securities and the outstanding trust preferred securities at a price of 100% of the aggregate principal amount of the trust preferred securities plus accumulated but unpaid distributions up to the redemption date. Funding for the redemption was provided from borrowings on our Term Note as described above.

Interest expense recognized by the Company for the six months ended June 30, 2023 and 2022 related to the subordinated debentures totaled $141,000 and $179,000, respectively.

Interest Rate Swaps

From time to time, we may use interest rate swaps or other instruments to manage our interest rate exposure and reduce the impact of future interest rate changes.  These financial instruments are not used for trading or speculative purposes.  On May 26, 2020 we entered into two separate interest rate swap agreements, effectively converting our $10 million in Subordinated Debentures to fixed obligations. During the first quarter of 2023 we terminated these swaps recording a $1.7 million gain on termination.

Capital Resources

Shareholders’ equity increased by $9.6 million from $119.0 million at December 31, 2022 to $128.6 million at June 30, 2023. The $9.6 million increase was related to net income during the six months ended June 30, 2023, of $14.3 million and stock option and restricted stock activity of $367,000 partially offset by shareholder dividends of $2.9 million, an increase in accumulated other comprehensive loss of $1.6 million and $554,000 related to the cumulative change from adoption of ASU 2016-13.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.25 per share on May 15, 2023 and February 15, 2023 and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of 14 cents per share on February 15, 2021, May 17, 2021, August 16, 2021, and November 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized” if it maintains a community bank leverage ratio exceeding 9%.  The new rule became effective on January 1, 2020.  Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Common Equity Tier 1 Ratio	$167,106	15.0%	$50,191	4.5%	$72,498	6.5%
Tier 1 Leverage Ratio	167,106	10.3%	64,653	4.0%	80,816	5.0%
Tier 1 Risk-Based Capital Ratio	167,106	15.0%	66,921	6.0%	89,228	8.0%
Total Risk-Based Capital Ratio	181,053	16.2%	89,228	8.0%	111,535	10.0%

December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules.

Management believes that Plumas Bank currently meets all its capital adequacy requirements.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2023, the Company had $191.8 million in unfunded loan commitments and $108,000 in letters of credit. This compares to $178.7 million in unfunded loan commitments and no letters of credit at December 31, 2022. Of the $191.8 million in unfunded loan commitments, $127.7 million and $64.1 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2023, $127.6 million were secured by real estate, of which $72.9 million was secured by commercial real estate and $54.7 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, two lending offices, three administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $319,000 and $300,000 during the six months ended June 30, 2023 and 2022, respectively.

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs and satisfy maturity of short-term borrowings. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio which includes unpledged U.S. Government-sponsored agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by offering competitive rates on deposit products and the use of established lines of credit.

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $231 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $397 million. The Company is also eligible to participate in the Bank Term Lending Program. The Company has pledged as collateral under the BTFP securities with a par value of $96 million.  In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at June 30, 2023, and June 30, 2022.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $62.6 million from $1.5 billion at December 31, 2022, to $1.4 billion at June 30, 2023.  Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $460 million in uninsured deposits.  Of this amount, $101 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on May 17, 2023 included as Exhibit 3.01 to the Registrant’s Form 8-K for May 18, 2023, which is incorporated by this reference herein.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

10.1*	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Steven M. Coldani adopted on May 17, 2023.

10.2*	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Robert J. McClintock adopted on May 17, 2023.

10.3*	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on May 17, 2023.

10.4*	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on May 17, 2023.

10.5*	Director Retirement Agreement of Michonne R. Ascuaga.

10.6*	Director Retirement Agreement of Heidi S. Gansert.

10.7*	Director Retirement Agreement of Richard F. Kenny.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 9, 2023.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 9, 2023.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2023.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 9, 2023.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 9, 2023
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer