Form 10-Q
period 2023-09-30
PLUMAS BANCORP
filed 2023-11-08
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2023: 5,870,223 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2023	2022

Assets
Cash and cash equivalents	$90,567	$183,426
Investment securities available for sale, net of allowance for credit losses of $0	438,265	444,703
Loans held for sale	-	2,301
Loans, less allowance for credit losses of $12,947 at September 30, 2023 and $10,717 at December 31, 2022	948,719	903,968
Other real estate owned	440	-
Premises and equipment, net	19,064	18,100
Bank owned life insurance	16,006	16,020
Goodwill	5,502	5,502
Accrued interest receivable and other assets	54,311	47,024
Total assets	$1,572,874	$1,621,044

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$736,683	$766,549
Interest bearing	665,803	691,260
Total deposits	1,402,486	1,457,809
Repurchase agreements	16,145	18,624
Accrued interest payable and other liabilities	24,318	15,297
Other borrowings	10,000	-
Junior subordinated deferrable interest debentures	-	10,310
Total liabilities	1,452,949	1,502,040

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,868,423 shares at September 30, 2023 and 5,850,216 at December 31, 2022	27,896	27,372
Retained earnings	145,694	128,388
Accumulated other comprehensive loss, net	(53,665)	(36,756)
Total shareholders’ equity	119,925	119,004
Total liabilities and shareholders’ equity	$1,572,874	$1,621,044

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Income:
Interest and fees on loans	$14,273	$11,637	$40,314	$32,933
Interest and fees on loans held for sale	3	50	49	485
Interest on investment securities	3,811	2,552	11,404	6,024
Other	955	1,766	3,286	2,595
Total interest income	19,042	16,005	55,053	42,037
Interest Expense:
Interest on deposits	1,180	183	2,511	561
Interest on junior subordinated deferrable interest debentures	-	89	141	267
Other	123	17	273	50
Total interest expense	1,303	289	2,925	878
Net interest income before provision for credit losses	17,739	15,716	52,128	41,159
Provision for Credit Losses	(200)	300	2,675	1,000
Net interest income after provision for credit losses	17,939	15,416	49,453	40,159
Non-Interest Income:
Interchange revenue	919	864	2,458	2,478
Service charges	737	666	2,051	1,835
Gain on sale of loans	14	353	234	2,688
Gain on termination of swaps	-	-	1,707	-
Other	643	671	1,930	1,867
Total non-interest income	2,313	2,554	8,380	8,868
Non-Interest Expenses:
Salaries and employee benefits	5,114	4,380	15,047	12,700
Occupancy and equipment	1,352	1,220	3,945	3,468
Other	2,976	2,598	8,772	7,736
Total non-interest expenses	9,442	8,198	27,764	23,904
Income before provision for income taxes	10,810	9,772	30,069	25,123
Provision for Income Taxes	2,840	2,544	7,814	6,497
Net income	$7,970	$7,228	$22,255	$18,626

Basic earnings per share	$1.36	$1.24	$3.80	$3.19
Diluted earnings per share	$1.34	$1.23	$3.75	$3.15

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$7,970	$7,228	$22,255	$18,626
Other comprehensive loss:
Change in net unrealized loss on securities	(21,712)	(23,356)	(22,003)	(63,822)
Change in unrealized gain on cash flow hedge	-	489	(295)	1,506
Less: reclassification adjustments for net gain included in net income	-	-	(1,707)	-
Net unrealized holding loss	(21,712)	(22,867)	(24,005)	(62,316)
Related tax effect:
Change in net unrealized loss on securities	6,418	6,904	6,504	18,866
Change in unrealized gain on cash flow hedge	-	(145)	87	(445)
Reclassification of gain included in net income	-	-	505	-
Income tax effect	6,418	6,759	7,096	18,421
Other comprehensive loss	(15,294)	(16,108)	(16,909)	(43,895)
Total comprehensive income (loss)	$(7,324)	$(8,880)	$5,346	$(25,269)

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2021	5,816,991	$26,801	$105,681	$1,600	$134,082
Net Income			18,626		18,626
Other comprehensive loss				(43,895)	(43,895)
Cash dividends on common stock			(2,802)		(2,802)
Issuance of restricted shares	1,650				-
Exercise of stock options and tax effect	30,075	277			277
Stock-based compensation expense		162			162
Balance, September 30, 2022	5,848,716	$27,240	$121,505	$(42,295)	$106,450

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13			(554)		(554)
Net Income			22,255		22,255
Other comprehensive loss				(16,909)	(16,909)
Cash dividends on common stock			(4,395)		(4,395)
Termination of restricted shares	(825)				-
Exercise of stock options and tax effect	19,032	261			261
Stock-based compensation expense		263			263
Balance, September 30, 2023	5,868,423	$27,896	$145,694	$(53,665)	$119,925

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$22,255	$18,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,675	1,000
Change in deferred loan origination costs/fees, net	(446)	(2,188)
Depreciation and amortization	1,221	1,412
Stock-based compensation expense	263	162
Amortization of investment security premiums	953	860
Accretion of investment security discounts	(582)	(184)
(Gain) loss on sale of other vehicles	(10)	54
Gain on sale of loans held for sale	(234)	(2,688)
Loans originated for sale	(1,188)	(22,536)
Proceeds from loan sales	5,739	53,619
Earnings on bank-owned life insurance	(313)	(281)
(Increase) decrease in accrued interest receivable and other assets	(1,030)	3,804
Increase (decrease) in accrued interest payable and other liabilities	8,513	(1,240)
Net cash provided by operating activities	37,816	50,420

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	24,082	23,153
Proceeds from matured and called available-for-sale securities	1,385	470
Purchases of available-for-sale securities	(41,403)	(165,385)
Purchase of FHLB stock	(1,270)	(514)
Purchase of FRB stock	(6)	(5)
Net increase in loans	(49,922)	(17,996)
Proceeds from sale of OREO	-	113
Proceeds from sale of other vehicles	388	445
Proceeds from bank owned life insurance	322	215
Purchase of premises and equipment	(2,005)	(2,720)
Net cash used in investing activities	(68,429)	(162,224)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(96,444)	$81,184
Net increase (decrease) in time deposits	41,121	(8,987)
Net decrease in securities sold under agreements to repurchase	(2,479)	(4,328)
Cash dividends paid on common stock	(4,395)	(2,802)
Redemption of Trust Preferred Securities	(10,310)	-
Increase in other borrowings	10,000	-
Proceeds from exercise of stock options	261	277
Net cash (used in) provided by financing activities	(62,246)	65,344
Decrease in cash and cash equivalents	(92,859)	(46,460)
Cash and Cash Equivalents at Beginning of Year	183,426	380,584
Cash and Cash Equivalents at End of Period	$90,567	$334,124

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,224	$885
Income taxes	$26	$4,215

Non-Cash Investing Activities:
Real estate and vehicles acquired through foreclosure	$440	$470

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$154	$84

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2023 and the results of its operations and its cash flows for the three and nine-month periods. Our condensed consolidated balance sheet at  December 31, 2022 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2022 Annual Report to Shareholders on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2023, may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

Home equity lines of credit (HELOC): Similar to residential real estate term loans, HELOC performance is also primarily driven by borrower cash flows based on employment status. However, HELOCs carry additional risks associated with the fact that most of these loans are secured by a deed of trust in a position that is junior to the primary lien holder. Furthermore, there is the risk that as the borrower's financial strength deteriorates, the outstanding balance on these credit lines may increase as they may only be canceled by the Company if certain limited criteria are met. In addition to the allowance for credit losses maintained as a percent of the outstanding loan balance, the Company maintains additional reserves for the unfunded portion of the HELOC.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2023 and December 31, 2022 consisted of the following, in thousands:

Available-for-Sale	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$9,970	$-	$(174)	$9,796
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	244,137	-	(31,959)	212,178
U.S. Government-agencies collateralized by mortgage obligations - commercial	119,661	-	(18,373)	101,288
Obligations of states and political subdivisions	140,683	-	(25,680)	115,003
	$514,451	$-	$(76,186)	$438,265

Unrealized losses on available-for-sale investment securities totaling $76,186,000 were recorded, net of $22,521,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2023.  No securities were sold during the nine months ended September 30, 2023.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2023 and twelve months ended December 31, 2022. There were no securities classified as held-to-maturity at September 30, 2023 or December 31, 2022.

Investment securities with unrealized losses at September 30, 2023 and December 31, 2022 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$9,796	$174	$9,796	$174
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	55,547	2,386	156,631	29,573	212,178	31,959
U.S. Government-agencies collateralized by mortgage obligations - commercial	32,519	1,257	68,769	17,116	101,288	18,373
Obligations of states and political subdivisions	40,634	2,576	74,369	23,104	115,003	25,680
	$128,700	$6,219	$309,565	$69,967	$438,265	$76,186

December 31, 2022	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,707	$243	$-	$-	$9,707	$243
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	140,117	12,070	54,017	11,989	194,134	24,059
U.S. Government-agencies collateralized by mortgage obligations - commercial	42,799	2,845	42,363	9,859	85,162	12,704
Obligations of states and political subdivisions	89,092	11,421	16,768	6,356	105,860	17,777
	$281,715	$26,579	$113,148	$28,204	$394,863	$54,783

At September 30, 2023, the Company held 411 securities of which 104 were in a loss position for less than twelve months and 307 were in a loss position for twelve months or more. Of the 411 securities 3 are U.S. Treasury securities, 124 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 45 were U.S. Government agencies collateralized by commercial mortgage obligations and 239 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At September 30, 2023, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

The amortized cost and estimated fair value of investment in debt securities at September 30, 2023 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$7,661	$7,593
After one year through five years	9,689	9,317
After five years through ten years	12,030	10,746
After ten years	121,273	97,143
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	119,661	101,288
Government-sponsored agencies residential mortgage-backed securities	244,137	212,178
	$514,451	$438,265

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $294,492,000 and $189,358,000 and estimated fair values totaling $249,793,000 and $166,728,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2023	2022

Commercial	$76,719	$76,680
Agricultural	131,242	122,873
Real estate – residential	12,457	15,324
Real estate – commercial	530,023	516,107
Real estate – construction and land development	58,901	43,420
Equity lines of credit	37,650	35,891
Auto	105,584	96,750
Other	6,056	4,904
Total loans	958,632	911,949
Deferred loan costs, net	3,034	2,736
Loans, amortized cost basis	961,666	914,685
Allowance for credit losses	(12,947)	(10,717)
Total net loans	$948,719	$903,968

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and September 30, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at September 30, 2023 appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of  September 30, 2023 the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

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

Changes in the allowance for credit losses, in thousands, were as follows:

	September 30,	December 31,
	2023	2022

Balance, beginning of period	$10,717	$10,352
Cumulative change from adoption of ASU 2016-13	529	-
Provision charged to operations - loans	2,425	1,300
Losses charged to allowance	(1,252)	(1,461)
Recoveries	528	526
Balance, end of period	$12,947	$10,717

Salaries and employee benefits totaling $694,000 and $769,000 have been deferred as loan origination costs during the three months ended September 30, 2023 and 2022, respectively. Salaries and employee benefits totaling $1,765,000 and $2,706,000 have been deferred as loan origination costs during the nine months ended September 30, 2023 and 2022, respectively.

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

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of September 30, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$12,835	$21,375	$10,976	$3,847	$4,630	$5,553	$15,530	$-	$74,746
Special Mention	-	46	412	303	-	44	1,574	-	2,379
Substandard	-	-	217	61	-	12	-	-	290
Total Commercial loans	$12,835	$21,421	$11,605	$4,211	$4,630	$5,609	$17,104	$-	$77,415
Current period gross charge-offs	$-	$34	$39	$-	$-	$10	$25	$-	$108

Agricultural
Pass	$10,028	$18,230	$13,390	$15,383	$11,692	$21,360	$20,034	$-	$110,117
Special Mention	1,961	2,753	97	1,029	16	860	663	-	7,379
Substandard	6,129	5,012	1,933	-	752	248	-	-	14,074
Total Agricultural	$18,118	$25,995	$15,420	$16,412	$12,460	$22,468	$20,697	$-	$131,570
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,132	$-	$2,161	$2,469	$528	$5,247	$511	$-	$12,048
Special Mention	-	-	-	-	62	-	-	-	62
Substandard	-	-	-	-	-	376	-	-	376
Total Real Estate - Residential	$1,132	$-	$2,161	$2,469	$590	$5,623	$511	$-	$12,486
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$46,743	$118,246	$80,737	$86,660	$40,570	$143,429	$6,700	$-	$523,085
Special Mention	-	-	-	558	365	2,983	-	-	3,906
Substandard	143	13	-	-	-	2,728	-	-	2,884
Total Real Estate -Commercial	$46,886	$118,259	$80,737	$87,218	$40,935	$149,140	$6,700	$-	$529,875
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$11,462	$27,338	$16,103	$1,685	$623	$484	$767	$-	$58,462
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Real Estate -Construction	$11,462	$27,338	$16,103	$1,685	$623	$484	$767	$-	$58,462
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$35,123	$2,910	$38,033
Substandard	-	-	-	-	-		159	293	452
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,282	$3,203	$38,485
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$82,200	$185,189	$123,367	$110,044	$58,043	$176,073	$78,665	$2,910	$816,491
Special Mention	1,961	2,799	509	1,890	443	3,887	2,237	-	13,726
Substandard	6,272	5,025	2,150	61	752	3,364	159	293	18,076
Total	$90,433	$193,013	$126,026	$111,995	$59,238	$183,324	$81,061	$3,203	$848,293
Current period gross charge-offs	$-	$34	$39	$-	$-	$10	$25	$-	$108

Auto
Performing	$32,199	$34,426	$17,823	$9,648	$7,595	$4,668	$-	$-	$106,359
Non-performing	-	227	241	180	220	52	-	-	920
Total Auto	$32,199	$34,653	$18,064	$9,828	$7,815	$4,720	$-	$-	$107,279
Current period gross charge-offs	$-	$127	$388	$237	$179	$111	$-	$-	$1,042

Other
Performing	$2,184	$1,573	$812	$307	$79	$18	$155	$-	$5,128
Non-performing	960	6	-	-	-	-	-	-	966
Total Other	$3,144	$1,579	$812	$307	$79	$18	$155	$-	$6,094
Current period gross charge-offs	$-	$51	$34	$4	$9	$3	$1	$-	$102

Total
Performing	$34,383	$35,999	$18,635	$9,955	$7,674	$4,686	$155	$-	$111,487
Non-performing	960	233	241	180	220	52	-	-	1,886
Total	$35,343	$36,232	$18,876	$10,135	$7,894	$4,738	$155	$-	$113,373
Current period gross charge-offs	$-	$178	$422	$241	$188	$114	$1	$-	$1,144

December 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
Grade:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Total
Pass	$68,577	$111,276	$14,932	$510,504	$43,337	$35,475	$784,101
Special Mention	8,047	10,651	161	3,934	-	-	22,793
Substandard	56	946	231	1,669	83	416	3,401
Doubtful	-	-	-	-	-	-	-
Total	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$810,295

	Consumer Credit Exposure
	Credit Risk Profile Based on Payment Activity
	December 31, 2022
	Auto	Other	Total
Grade:
Performing	$96,298	$4,904	$101,202
Non-performing	452	-	452
Total	$96,750	$4,904	$101,654

The following table shows information related to impaired loans at December 31, 2022, in thousands.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	509	541	-	514	29
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	20	170	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	678	710	20	684	36
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,248	$1,337	$20	$1,271	$59

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	September 30, 2023			December 31, 2022
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$48	$105	$-	$-	$-	$-
Agricultural	847	847	-	-	-	-
Real estate – residential	195	195	-	211	211	-
Real estate – commercial	844	844	-	9	9	-
Real estate – construction & land development	-	-	-	83	83	-
Equity lines of credit	452	452	-	417	417	-
Auto	920	920	-	452	452	-
Other	966	966	-	-	-	-
Total Gross Loans	$4,272	$4,329	$-	$1,172	$1,172	$-

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

At September 30, 2023, there was  one nonaccrual loan with an amortized cost of  $57,000 that had allowances for credit losses totaling $28,000.   No income was recognized on nonaccrual loans accounted on a cash basis during the nine months ended September 30, 2023 or the year ended December 31, 2022.

The following table presents the amortized cost basis of loans on September 30, 2023, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	1,489	1.92%
Agricultural	4,367	3.32%
Real Estate - Residential		0.00%
Real Estate - Commercial		0.00%
Real Estate - Construction		0.00%
Equity LOC		0.00%
Auto		0.00%
Other		0.00%
Total	$5,856	0.62%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2023:

(in thousands)	Weighted-Average Term Extension (in months)
Commercial	6
Agricultural	10
Real Estate - Residential
Real Estate - Commercial
Real Estate - Construction
Equity LOC
Auto
Other
Total	9.1

There were no loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended September 30, 2023, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2023:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	(108)	-	-	-	-	-	(1,042)	(102)	(1,252)
Recoveries	17	-	2	2	-	-	458	49	528
Provision	461	(73)	29	597	311	143	900	57	2,425
Ending balance	$1,616	$1,161	$171	$7,067	$860	$409	$1,614	$49	$12,947
Three Months Ended September 30, 2023:
Allowance for credit losses
Beginning balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385
Charge-offs	(59)	-	-	-	-	-	(438)	(17)	(514)
Recoveries	5	-	-	1	-	-	153	42	201
Provision	123	(317)	2	204	(6)	8	333	(472)	(125)
Ending balance	$1,616	$1,161	$171	$7,067	$860	$409	$1,614	$49	$12,947
Nine Months Ended September 30, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(169)	-	-	(19)	-	-	(632)	(35)	(855)
Recoveries	23	-	2	1	-	-	388	9	423
Provision	(104)	215	(36)	(325)	575	216	402	57	1,000
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
Three Months Ended September 30, 2022:
Allowance for credit losses
Beginning balance	$902	$1,094	$139	$4,395	$1,759	$593	$1,900	$137	$10,919
Charge-offs	(169)	-	-	-	-	-	(213)	(4)	(386)
Recoveries	6	-	1	1	-	-	76	3	87
Provision	85	(88)	(6)	(190)	141	49	306	3	300
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
September 30, 2022:
Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$21	$-	$-	$-	$-	$-	$21
Ending balance: collectively evaluated for impairment	824	1,006	113	4,206	1,900	642	2,069	139	10,899
Ending balance	$824	$1,006	$134	$4,206	$1,900	$642	$2,069	$139	$10,920
Loans
Ending balance: individually evaluated for impairment	$-	$234	$683	$93	$96	$248	$-	$-	$1,354
Ending balance: collectively evaluated for impairment	73,227	124,660	15,316	457,531	55,415	34,320	91,425	4,728	856,622
Ending balance	$73,227	$124,894	$15,999	$457,624	$55,511	$34,568	$91,425	$4,728	$857,976

Year Ended December 31, 2022:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	892	1,086	118	4,980	1,500	687	1,289	145	10,697
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Loans
Ending balance: individually evaluated for impairment	$-	$232	$678	$-	$94	$244	$-	$-	$1,248
Ending balance: collectively evaluated for impairment	76,680	122,641	14,646	516,107	43,326	35,647	96,750	4,904	910,701
Ending balance	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$96,750	$4,904	$911,949

The following table shows an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
September 30, 2023			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$279	$26	$-	$105	$410	$77,005	$77,415
Agricultural	4,770	2,675	-	847	8,292	123,278	131,570
Real estate – residential	485	203	-	195	883	11,603	12,486
Real estate – commercial	469	520	-	844	1,833	528,042	529,875
Real estate - construction & land	-	-	-	-	-	58,462	58,462
Equity Lines of Credit	420	145	-	452	1,017	37,468	38,485
Auto	1,130	629	-	920	2,679	104,600	107,279
Other	69	26	-	966	1,061	5,033	6,094
Total	$7,622	$4,224	$-	$4,329	$16,175	$945,491	$961,666

					Total
December 31, 2022			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$750	$195	$-	$-	$945	$75,735	$76,680
Agricultural	877	-	-	-	877	121,996	122,873
Real estate – residential	437	-	-	211	648	14,676	15,324
Real estate - commercial	3,255	-	-	9	3,264	512,843	516,107
Real estate - construction & land	-	-	-	83	83	43,337	43,420
Equity Lines of Credit	665	53	-	417	1,135	34,756	35,891
Auto	1,862	693	-	452	3,007	93,743	96,750
Other	1	14	-	-	15	4,889	4,904
Total	$7,847	$955	$-	$1,172	$9,974	$901,975	$911,949

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  September 30, 2023, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd	Auto	Auto
	Equipment	Crops	Deed	Deed	Deed	Deed	New	Used	Total

Commercial	$67	$-	$-	$-	$-		$-	$-	$67
Agricultural	-	847		-	-		-	-	847
Real estate – residential	-	-		195	-		-	-	195
Real estate – commercial	-	-	316	341	44	143		-	844
Real estate - construction & land	-	-		-	-		-	-	-
Equity Lines of Credit	-	-		184	268		-	-	452
Auto	-	-		-	-		559	361	920
Other	-	-		-	-		-	-	-
Total	$67	$847	$316	$720	$312	$143	$559	$361	$3,325

There were no new troubled debt restructurings during the twelve months ending December 31, 2022. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the twelve months ended December 31, 2022.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $181.4 million and $178.7 million and stand-by letters of credit of $108,000 and $0 at September 30, 2023 and December 31, 2022, respectively.

Of the loan commitments outstanding at September 30, 2023, $52.5 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at September 30, 2023 and December 31, 2022 totaled $849,000 and $341,000, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The deferred liability related to the Company’s stand-by letters of credit was not significant at September 30, 2023.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net Income:
Net income	$7,970	$7,228	$22,255	$18,626
Earnings Per Share:
Basic earnings per share	$1.36	$1.24	$3.80	$3.19
Diluted earnings per share	$1.34	$1.23	$3.75	$3.15
Weighted Average Number of Shares Outstanding:
Basic shares	5,866	5,845	5,861	5,837
Diluted shares	5,932	5,895	5,932	5,911

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Options having an antidilutive effect during the three and nine-month periods ended September 30, 2023, and 2022 totaled 114,994 and 119,000, respectively.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 167,317 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

117,200 options were granted under the 2022 Plan during the three and nine months ended September 30, 2022.  No options were granted during the nine months ended September 30, 2023 and 2022 under the 2013 stock option plan.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(22,600)	18.36
Options outstanding at September 30, 2023	167,317	$21.52	3.3	$2,111,541
Options exercisable at September 30, 2023	137,467	$21.49	3.1	$1,738,958
Expected to vest after September 30, 2023	26,187	$21.66	4.1	$326,868

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at September 30, 2023	117,200	$31.00	8.56	$368,008
Options exercisable at September 30, 2023	24,400	$31.00	8.49	$76,616
Expected to vest after September 30, 2023	81,413	$31.00	8.57	$255,637

As of September 30, 2023, there was $15,183 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 0.1 years. As of September 30, 2023, there was $786,000 of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.7 years.

The total fair value of options vested during the nine months ended September 30, 2023 and 2022 was $222,000 and $101,000, respectively. The total intrinsic value of options at time of exercise was $457,000 and $830,000 for the nine months ended September 30, 2023 and 2022, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $87,000 and $36,000 for the three months ended September 30, 2023 and 2022, respectively. The associated income tax benefit recognized was $7,000 and $2,000 for each of the three months ended September 30, 2023 and 2022, respectively. Compensation cost related to stock options recognized in operating results under the stock option plans was $260,000 and $153,000 for the nine months ended September 30, 2023 and 2022, respectively. The associated income tax benefit recognized was $19,000 and $10,000 for each of the nine months ended September 30, 2023 and 2022, respectively.

Cash received from option exercises under the plans for the nine months ended September 30, 2023 and 2022 were $261,000 and $277,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $75,000 and $55,000 for the nine months ended September 30, 2023 and 2022, respectively.

During the three months ended September 30, 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. 825 of these shares were terminated during the three months ended September 30, 2023. Compensation costs related to these shares during the three months and nine months ended September 30, 2023, totaled $(21,000) and $4,000, respectively.  Compensation costs related to these shares during the three and nine months ended September 30, 2022 totaled $9,000.  As of September 30, 2023, there was no unrecognized compensation cost related to restricted stock. Of the 1,650 restricted stock shares issued, 825 were fully vested at September 30, 2023, and 825 were terminated.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2023 follows, in thousands:

		Fair Value Measurements at September 30, 2023, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$90,567	$90,567	$-	$-	$90,567
Investment securities	438,265	-	438,265	-	438,265
Loans held for sale	-	-	-	-	-
Loans, net	948,719	-	-	906,961	906,961
FHLB stock	6,234	-	-	-	N/A
FRB Stock	1,370	-	-	-	N/A
Accrued interest receivable	7,958	90	2,570	5,298	7,958
Financial liabilities:
Deposits	1,402,486	1,312,179	90,814	-	1,402,993
Repurchase agreements	16,145	-	16,145	-	16,145
Note Payable	10,000	-	-	8,682	8,682
Accrued interest payable	782	22	687	73	782

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 follows, in thousands:

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$183,426	$183,426	$-	$-	$183,426
Investment securities	444,703	-	444,703	-	444,703
Interest rate swaps	2,002	-	2,002	-	2,002
Loans held for sale	2,301	-	2,301	-	2,301
Loans, net	903,968	-	-	884,814	884,814
FHLB stock	4,964	-	-	-	N/A
FRB Stock	1,364	-	-	-	N/A
Accrued interest receivable	7,433	63	2,309	5,061	7,433
Financial liabilities:
Deposits	1,457,809	1,408,623	49,627	-	1,458,250
Repurchase agreements	18,624	-	18,624	-	18,624
Junior subordinated deferrable interest debentures	10,310	-	-	7,770	7,770
Accrued interest payable	81	16	40	25	81

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2023 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,796	$-	$9,796	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	212,178	-	212,178	-
U.S. Government agencies collateralized by mortgage obligations-commercial	101,288	-	101,288	-
Obligations of states and political subdivisions	115,003	-	115,003	-
	$438,265	$-	$438,265	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2023 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Nine Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	September 30,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Impaired loans
Commercial	29	-	-	29	28

Other Real Estate:
RE – Residential	440	$-	$-	$440	$-

There were no assets measured at fair value on a non-recurring basis on  December 31, 2022.  The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges of $28,000 were recognized during the nine months ended September 30, 2023, related to the above impaired loans. No impairment charges were incurred during the nine months ended September 30, 2022.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022 (dollars in thousands):

Fair Value	Fair Value	Valuation	Range (Weighted Average)	Range (Weighted Average)
Description	9/30/2023	12/31/2022	Technique	Significant Unobservable Input	9/30/2023	12/31/2022

Impaired Loans:
Commercial	$29	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	49%	(47%)

Other Real Estate:
RE – Residential	$440	$-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	11% -38%	(18%)

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2022 and the nine months ended September 30, 2023 were as follows:

	Unrealized	Unrealized	Other Accumulated
	Gains (Losses)	Gain	Comprehensive
	on AFS Securities	Cash Flow Hedge	Income (Loss), net of tax
Beginning Balance, January 1, 2022	$1,666	$607	$1,600
Current year-to-date other comprehensive loss	(55,849)	1,395	(38,356)
Ending balance, December 31, 2022	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive loss	(22,003)	(2,002)	(16,909)
Ending balance, September 30, 2023	$(76,186)	$-	$(53,665)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2023 and September 30, 2022, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Affected Line Item on the Statement of Income
Cash flow hedge
Termination of cash flow hedge	$1,707	$-	Non-Interest Income
Tax effect	(505)	-	Provision for income taxes
Total reclassifications for the period	$1,202	$-	Net income

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2023 and December 31, 2022 and for the three and nine-month periods ended September 30, 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2022.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2022 Annual Report to Shareholders on Form 10-K.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED September 30, 2023

Net Income. The Company recorded net income of $22.3 million for the nine months ended September 30, 2023, up $3.6 million from net income of $18.6 million for the nine months ended September 30, 2022. An increase of $10.9 million in net interest income was partially offset by increases of $3.9 million in non-interest expense, $1.7 million in the provision for credit losses, $1.3 million in the provision for income taxes and a reduction of $488,000 in non-interest income. The annualized return on average assets was 1.88% for the nine months ended September 30, 2023, up from 1.52% for the nine months ended September 30, 2022. The annualized return on average equity increased from 20.1% during the first nine months of 2022 to 23.3% during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses.  Net interest income for the nine months ended September 30, 2023 was $52.1 million, an increase of $11.0 million from the $41.1 million earned during the same period in 2022. The increase in net interest income includes an increase of $13.0 million in interest income partially offset by an increase of $2.0 million in interest expense. Interest and fees on loans, including loans held for sale, increased by $6.9 million related to growth in the loan portfolio and an increase in yield on the portfolio.  Net loan fees/costs declined from net fees of $561,000 during the 2022 period to net costs of $927,000 during the nine months ended September 30, 2023.  This decline is mostly related to a decline in fees earned on PPP loans. The average yield on loans, including loans held for sale, increased by 62 basis points from 5.20% during the first nine months of 2022 to 5.82% during the current period. The average prime interest rate increased from 4.20% during the nine months ended September 30, 2022 to 8.09% during the current period. Approximately 21% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months with a change in prime. Interest and fees on loans held for sale decreased by $436,000 related to a decrease in average balance of $10.6 million from $11.3 million for the nine months ended September 30, 2022 to $712,000 for the nine months ended September 30, 2023.  Loans held for sale are tied to the prime interest rate and reprice quarterly.  Yield on loans held for sale increased by 3.47% to 9.20%.

Interest on investment securities increased by $5.4 million related to an increase in average investment securities of $123 million to $469 million and an increase in yield of 92 basis points to 3.25%. The increase in investment yields is consistent with the increase in market rates during 2022 and 2023. Interest on cash balances increased by $691,000 related to an increase in the rate paid on these balances from 1.07% during the nine months ended September 30, 2022 to 4.95% during the current period mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances increased from 1.10% during the nine months ended September 30, 2022 to 4.99% during the current period. Average interest-bearing cash balances decreased by $235 million to $89 million during the current period.

Interest paid on deposit accounts increased for all products mostly related to market conditions.  In total interest paid on deposits increased by $1.9 million broken down by product type as follows: Money market accounts - $767,000, Savings accounts - $351,000 and Time deposits - $832,000.  Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%.  We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023.

During March we redeemed our junior subordinated debentures with funding provided by a $10 million borrowing on Plumas Bancorp's line of credit/term loan facility.  Interest expense incurred during the nine months ended September 30, 2023, on the junior subordinated debentures totaled $141,000 down from $267,000 during the same period in 2022.  Interest and fees incurred on the line of credit borrowing totaled $255,000 during the current period. Interest expense on other interest-bearing liabilities declined from $50,000 to $18,000 for the nine months ended September 30, 2023.

Net interest margin for the nine months ended September 30, 2023 increased by 110bp to 4.70%, up from 3.60% for the same period in 2022.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	925,436	$40,314	5.82%	$847,043	$32,933	5.20%
Loans held for sale	712	49	9.20%	11,307	485	5.73%
Taxable investment securities	343,868	8,641	3.36%	244,380	4,124	2.26%
Non-taxable investment securities (1)	124,879	2,763	2.96%	101,344	1,900	2.51%
Interest-bearing deposits	88,819	3,286	4.95%	324,172	2,595	1.07%
Total interest-earning assets	1,483,714	55,053	4.96%	1,528,246	42,037	3.68%
Cash and due from banks	25,943			45,329
Other assets	75,771			66,667
Total assets	$1,585,428			$1,640,242

Interest-bearing liabilities:
Money market deposits	$229,914	$945	0.55%	$256,337	$178	0.09%
Savings deposits	383,790	607	0.21%	397,445	256	0.09%
Time deposits	69,256	959	1.85%	61,405	127	0.28%
Total deposits	682,960	2,511	0.39%	715,187	561	0.10%
Junior subordinated debentures	3,033	141	6.22%	10,310	267	3.46%
Other borrowings	7,143	255	4.77%	-	-	-%
Repurchase agreements & other	18,230	18	0.13%	11,601	50	0.58%
Total interest-bearing liabilities	711,366	2,925	0.55%	737,098	878	0.16%
Non-interest-bearing deposits	729,044			767,181
Other liabilities	17,293			11,824
Shareholders' equity	127,725			124,139
Total liabilities & equity	$1,585,428			$1,640,242
Cost of funding interest-earning assets (4)			0.26%			0.08%
Net interest income and margin (5)		$52,128	4.70%		$41,159	3.60%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.1 million for 2023 and $3.3 million for 2022 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the nine-month periods ended September 30, 2023 and 2022 were ($927,000) and $561,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 over 2022 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$3,048	$3,966	$367	$7,381
Loans held for sale	(454)	293	(275)	(436)
Taxable investment securities	1,679	2,017	821	4,517
Non-taxable investment securities	441	342	80	863
Interest-bearing deposits	(1,892)	9,529	(6,946)	691
Total interest income	2,822	16,147	(5,953)	13,016
Interest-bearing liabilities:
Money market deposits	(19)	876	(90)	767
Savings deposits	(9)	373	(13)	351
Time deposits	16	723	93	832
Junior subordinated debentures	(188)	212	(150)	(126)
Other borrowings	-	-	255	255
Repurchase agreements & other	29	(39)	(22)	(32)
Total interest expense	(171)	2,145	73	2,047
Net interest income	$2,993	$14,002	$(6,026)	$10,969

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $529,000 and an increase in the reserve for unfunded commitments of $258,000.  During the first nine months of 2023 we recorded a provision for credit losses of $2,675,000 an increase of $1,675,000 from $1,000,000 during the nine months ended September 30, 2022. The provision for credit losses during the current period consisted of a provision for credit losses-loans of $2,425,000 and an increase in the reserve for unfunded commitments of $250,000.  The increase in the reserves was principally related to an increase in qualitative reserves related to the continuation of increases in market interest rates and a reduction in economic activity. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the nine months ended September 30, 2023 and 2022 (in thousands).

Allowance for Credit Losses	September 30, 2023	September 30, 2022
Balance, beginning of period	$10,717	$10,352
Impact of CECL adoption	529	-
Provision charged to operations	2,425	1,000
Losses charged to allowance	(1,252)	(855)
Recoveries	528	423
Balance, end of period	$12,947	$10,920

Reserve for Unfunded Commitments	September 30, 2023	September 30, 2022
Balance, beginning of period	$341	$341
Impact of CECL adoption	258	-
Provision charged to operations	250	-
Balance, end of period	$849	$341

Non-interest income. During the nine months ended September 30, 2023, non-interest income totaled $8.4 million, a decrease of $488,000 from $8.9 million during the nine months ended September 30, 2022. The largest component of this decrease was a decline in gain on sale of loans of $2.5 million from $2.7 million during the nine months ended September 30, 2022 to $234,000 during the current period. We did not sell SBA 7(a)  loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021.  During the nine months ended September 30,  2022 we sold $48.9 million in guaranteed portions of SBA 7(a) loans. This compares to $5.3 million in sales during the current period. Partially offsetting the decline in SBA gains was a gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023.

During the fourth quarter of 2022 and continuing into 2023 we experienced a significant decline in premiums received on the sale of SBA loans; in response we chose to portfolio SBA 7(a) loans which do not meet a minimum premium on sale. During the current period we chose not to sell $4.1 million in salable guaranteed portions of SBA 7(a) loans as they did not meet our minimum premium on sale. Additionally, the SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a significant decline in interest in this product given the recent increases in the prime rate.  While we continue to produce SBA 7(a) loans for sale at a greatly reduced rate, we have had success in funding fixed rate SBA 7(a) loans which we portfolio. At September 30, 2023 fixed rate SBA 7(a) loans totaled  $19 million.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2023 and 2022, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2023	2022	Dollar Change	Percentage Change
Interchange income	$2,458	$2,478	$(20)	(0.8)%
Service charges on deposit accounts	2,051	1,835	216	11.8%
Gain on termination of swaps	1,707	0	1,707	100.0%
Loan servicing fees	686	642	44	6.9%
Gain on sale of loans, net	234	2,688	(2,454)	(91.3)%
Earnings on life insurance policies	313	281	32	11.4%
Other	931	944	(13)	(1.4)%
Total non-interest income	$8,380	$8,868	$(488)	(5.5)%

During the nine months ended September 30, 2023 non-interest expense increased by $3.9 million to $27.8 million. The largest components of this increase were increases in salary and benefit expense of $2.3 million, an increase in occupancy and equipment costs of $477,000 and an increase in outside service fees of $408,000. The largest single components of the increase in salary and benefit expense were a $1.2 million increase in salary expense and a $941,000 reduction in the deferral of loan origination expense. We attribute much of the increase in salary expense to two factors. Merit and promotional salary increases and an increase in staffing. Our full-time equivalent employee count has increased from 172 at September 30, 2022 to 180 at September 30, 2023.  We have seen a reduction in loan demand given the current economic environment especially in SBA 7(a) loans tied to the prime interest rate resulting in the reduction in the deferral of loan origination costs. Occupancy and equipment costs increased by $477,000, a large portion of which relates to snow removal and other costs attributable to an unusually harsh winter in our service area and to a lesser extent our new Chico, California branch. The increase in outside service fees was spread among several different categories, the largest of which was $85 thousand in interchange expense.

The following table describes the components of non-interest expense for the nine -month periods ended September 30, 2023 and 2022, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2023	2022	Dollar Change	Percentage Change
Salaries and employee benefits	$15,047	$12,700	$2,347	18.5%
Occupancy and equipment	3,945	3,468	477	13.8%
Outside service fees	3,345	2,937	408	13.9%
Professional fees	854	930	(76)	(8.2)%
Advertising and shareholder relations	693	496	197	39.7%
Telephone and data communication	606	572	34	5.9%
Director compensation and expense	603	429	174	40.6%
Armored car and courier	558	498	60	12.0%
Deposit insurance	552	420	132	31.4%
Business development	457	372	85	22.8%
Loan collection expenses	308	199	109	54.8%
Amortization of core deposit intangible	180	216	(36)	(16.7)%
Other	616	667	(51)	(7.6)%
Total non-interest expense	$27,764	$23,904	$3,860	16.1%

Provision for income taxes. The Company recorded an income tax provision of $7.8 million, or 26.0% of pre-tax income for the nine months ended September 30, 2023. This compares to an income tax provision of $6.5 million, or 25.9% of pre-tax income for the nine months ended September 30, 2022. The percentages for  2023 and  2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2023

Net Income. The Company recorded net income of $8.0 million for the three months ended September 30, 2023 up $742,000 from net income of $7.2 million for the three months ended September 30, 2022. An increase of $2.0 million in net interest income and a decline in the provision for credit losses of $500,000 was partially offset by increases of $1.2 million in non-interest expense, $296,000 in the provision for income taxes and a reduction of $241,000 in non-interest income.

The annualized return on average assets was 2.00% for the three months ended September 30, 2023 up from 1.72% for the three months ended September 30, 2022. The annualized return on average equity increased from 23.7% during the third quarter of 2022 to 24.4% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income was $17.7 million for the three months ended September 30, 2023, an increase of $2.0 million from the same period in 2022.  The increase in net interest income includes an increase of $3.0 million in interest income partially offset by an increase of $1.0 million in interest expense. Interest and fees on loans, including loans held for sale, increased by $2.6 million related to growth in the loan portfolio and an increase in yield on the portfolio.  Net loan fees/costs declined from net fees of $50,000 during the 2022 quarter to net costs of $346,000 during the three months ended September 30, 2023.  This decline is mostly related to a decline in fees earned on PPP loans.

Including loans held for sale, average loan balances increased by $77 million, while the average yield on these loans increased by 65 basis points from 5.35% during the third quarter of 2022 to 6.00% during the current quarter. The increase in loan yield includes the effect of an increase in market rates during 2023 partially offset by a decline in PPP fee income as described above. The average prime interest rate increased from 5.35% during the third quarter of 2022 to 8.43% during the current quarter.

Interest on investment securities increased by $1.2 million from the third quarter of 2022, related to an increase in average investment securities of $74 million to $462 million and an increase in yield on the investment portfolio from 2.61% during the third quarter of 2022 to 3.28% during the current quarter. Interest on interest-earning cash balances decreased by $0.8 million related to a decrease in average interest-earning cash balances partially offset by an increase in the rate earned on these balances.  The rate paid on interest-earning cash balances increased from 2.29% during the third quarter of 2022 to 5.37% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank.  The average rate paid on Federal Reserve balances was 2.25% during the third quarter of 2022 and 5.33% during the current quarter. Average interest-earning cash balances declined from $306 million during the third quarter of 2022 to $71 million in the current quarter related to a decline in average deposits and increases in loans and investments.

Average interest earning assets during the three months ended September 30, 2023 totaled $1.5 billion, a decrease of $84 million from the same period in 2022.  The average yield on interest earning assets increased 105 basis points to 5.12%, up from 4.07% for the same period in 2022. Net interest margin for the three months ended September 30, 2023 increased 77 basis points to 4.77%, up from 4.00% for the same period in 2022.

.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$943,234	$14,273	6.00%	$863,132	$11,637	5.35%
Loans held for sale	114	3	10.44%	2,814	50	7.05%
Taxable investment securities	337,702	2,888	3.39%	279,342	1,811	2.57%
Non-taxable investment securities (1)	123,877	923	2.96%	108,508	741	2.71%
Interest-bearing deposits	70,545	955	5.37%	305,526	1,766	2.29%
Total interest-earning assets	1,475,472	19,042	5.12%	1,559,322	16,005	4.07%
Cash and due from banks	27,049			32,934
Other assets	77,221			70,665
Total assets	$1,579,742			$1,662,921

Interest-bearing liabilities:
Money market deposits	224,128	$391	0.69%	$251,427	$55	0.09%
Savings deposits	365,869	199	0.22%	410,496	89	0.09%
Time deposits	91,290	590	2.56%	58,179	39	0.27%
Total deposits	681,287	1,180	0.51%	720,102	183	0.09%
Junior subordinated debentures	-	-	-%	10,310	89	3.42%
Other borrowings	10,000	114	4.52%	-	-	-%
Repurchase agreements & other	19,300	9	0.19%	10,842	17	0.62%
Total interest-bearing liabilities	710,587	1,303	0.73%	741,254	289	0.15%
Non-interest-bearing deposits	719,725			789,218
Other liabilities	20,012			11,635
Shareholders' equity	129,418			120,814
Total liabilities & equity	$1,579,742			$1,662,921
Cost of funding interest-earning assets (4)			0.35%			0.07%
Net interest income and margin (5)		$17,739	4.77%		$15,716	4.00%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.4 million for 2023 and $1.6 million for 2022 are included in average loan balances for computational purposes.
(3)	Net (costs) fees included in loan interest income for the three-month period ended September 30, 2023 and 2022 were ($346,000) and $50,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 over 2022 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,080	$1,424	$132	$2,636
Loans held for sale	(48)	24	(23)	(47)
Taxable investment securities	378	578	121	1,077
Non-taxable investment securities	105	67	10	182
Interest-bearing deposits	(1,363)	2,421	(1,869)	(811)
Total interest income	152	4,514	(1,629)	3,037
Interest-bearing liabilities:
Money market deposits	(6)	384	(42)	336
Savings deposits	(9)	134	(15)	110
Time deposits	22	337	192	551
Junior subordinated debentures	(89)	-	-	(89)
Other borrowings	-	-	114	114
Repurchase agreements & other	13	(12)	(9)	(8)
Total interest expense	(69)	843	240	1,014
Net interest income	$221	$3,671	$(1,869)	$2,023

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the three months ended September 30, 2023 and 2022 we recorded a provision for credit losses of ($200,000) and $300,000, respectively. During early October two collateral dependent loans to one borrower paid off in full, this resulted in a reduction in the specific reserves on these loans of $791,000 and a negative provision during the current quarter of $200,000.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income decreased by $241,000 to $2.3 million during the current quarter from $2.6 million during the three months ended September 30, 2022. The largest component of this decrease was a decline in gains on sale of SBA loans of $339,000.  During the current quarter we sold one loan totaling $370,000.  This compares to sales of $10.7 million during the third quarter of 2022.  The SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a significant decline in interest in this product given the recent increases in the prime rate.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	September 30,
	2023	2022	Dollar Change	Percentage Change
Interchange income	$919	$864	$55	6.4%
Service charges on deposit accounts	737	666	71	10.7%
Loan servicing fees	210	220	(10)	(4.5)%
Earnings on life insurance policies	108	99	9	9.1%
Gain on sale of loans, net	14	353	(339)	(96.0)%
Other	325	352	(27)	(7.7)%
Total non-interest income	$2,313	$2,554	$(241)	(9.4)%

Non-interest expense. During the three months ended September 30, 2023, total non-interest expense increased by $1.2 million from $8.2 million during the third quarter of 2022 to $9.4 million during the current quarter.  The largest components of this increase were an increase in salary and benefit expense of $734,000, and an increase in outside service fees of $163,000. The increase in salary and benefit expense primarily relates to an increase in salary expense. Salary expense increased by $453,000 which we attribute primarily to merit and promotional salary increases, termination costs related to our dealer loan program totaling $115,000 and an increase in employees.  The increase in outside service fees was spread among several different categories, the largest of which was $36,000 thousand in interchange expense. In addition, during August 2023 we fully outsourced our Core processing system.  The Core system remains unchanged, but we went from a partially outsourced system to a fully outsourced system.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2023 and 2022, dollars in thousands:

	For the Three Months Ended
	September 30,
	2023	2022	Dollar Change	Percentage Change
Salaries and employee benefits	$5,114	$4,380	$734	16.8%
Occupancy and equipment	1,352	1,220	132	10.8%
Outside service fees	1,170	1,007	163	16.2%
Advertising and shareholder relations	233	194	39	20.1%
Professional fees	228	314	(86)	(27.4)%
Armored car and courier	211	183	28	15.3%
Telephone and data communication	203	190	13	6.8%
Deposit insurance	182	48	134	279.2%
Director compensation and expense	165	154	11	7.1%
Business development	152	130	22	16.9%
Loan collection expenses	91	56	35	62.5%
Amortization of core deposit intangible	60	72	(12)	(16.7)%
Other	281	250	31	12.4%
Total non-interest expense	$9,442	$8,198	$1,244	15.2%

Provision for income taxes. The Company recorded an income tax provision of $2.8 million, or 26.3% of pre-tax income, for the three months ended September 30, 2023. This compares to an income tax provision of $2.5 million, or 26.0% of pre-tax income, for the three months ended September 30, 2022. The percentages for 2023 and 2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal loan and securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets at September 30, 2023were $1.6 billion, a decrease of $48.2 million from December 31, 2022.  Net loans, including loans held for sale, increased by $42.4 million from $906.3 million on December 31, 2022, to $948.7 million at September 30, 2023. All other assets, excluding cash and cash equivalents and investment securities, increased by $8.7 million. These increases were offset by a decrease in cash and equivalents of $92.9 million to $90.6 million and a decline in investment securities of $6.4 million from $444.7 million on December 31, 2022, to $438.3 million on September 30, 2023.  Deposits totaled $1.4 billion at September 30, 2023, a decrease of $55.3 million from December 31, 2022. Shareholders’ equity increased by $0.9 million from $119.0 million at December 31, 2022, to $119.9 million on September 30, 2023.

Loan Portfolio. Gross loans totaled $958.6 million, an increase of $46.7 million from December 31, 2022. The largest areas of growth in the Company’s loan portfolio were $15.5 million in construction loans, $13.9 million in commercial real estate loans, $8.8 million in auto loans, and $8.4 million in agricultural loans. The largest decline in loan balances was $2.9 million in residential real estate loans. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2023	09/30/2023	12/31/2022	12/31/2022
Commercial	$76,719	8.0%	$76,680	8.4%
Agricultural	131,242	13.7%	122,873	13.5%
Real estate – residential	12,457	1.3%	15,324	1.7%
Real estate – commercial	530,023	55.3%	516,107	56.6%
Real estate – construction & land	58,901	6.1%	43,420	4.8%
Equity Lines of Credit	37,650	3.9%	35,891	3.9%
Auto	105,584	11.0%	96,750	10.6%
Other	6,056	0.7%	4,904	0.5%
Total Gross Loans	$958,632	100%	$911,949	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 76% of the total loan portfolio at September 30, 2023. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2023 and December 31, 2022, approximately 77% and 80%; respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years.  While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases.

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various econometrics, including California unemployment rates, California Housing Prices, California gross domestic product, California Retail Trade Earnings and Wall Street Journal Prime Rate. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and September 30, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at September 30, 2023, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of September 30, 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated.  The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

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

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2023	2022	2022	2021	2020
Balance at beginning of period	$10,717	$10,352	$10,352	$9,902	$7,243
Impact of CECL Adoption	529	-	-	-	-
Adjusted balance	11,246	10,352	10,352	9,902	7,243
Charge-offs:
Commercial	108	169	207	188	131
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	19	19	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	1,042	632	1,195	703	574
Other	102	35	40	47	82
Total charge-offs	1,252	855	1,461	938	787
Recoveries:
Commercial	17	23	27	72	34
Agricultural	-	-	-	-	-
Real estate – residential	2	2	3	3	15
Real estate – commercial	2	1	2	8	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	4	4
Auto	458	388	482	136	200
Other	49	9	12	40	10
Total recoveries	528	423	526	263	271
Net charge-offs	724	432	935	675	516
Provision for credit losses	2,425	1,000	1,300	1,125	3,175
Balance at end of period	$12,947	$10,920	$10,717	$10,352	$9,902
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.10%	0.07%	0.11%	0.09%	0.07%
Allowance for credit losses to total loans	1.35%	1.27%	1.18%	1.23%	1.40%

The following table provides a breakdown of the allowance for credit losses at September 30, 2023 and December 31, 2022:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	9/30/2023	9/30/2023	12/31/2022	12/31/2022
Commercial	$1,616	8.0%	$892	8.4%
Agricultural	1,161	13.7%	1,086	13.5%
Real estate – residential	171	1.3%	138	1.7%
Real estate – commercial	7,067	55.3%	4,980	56.6%
Real estate – construction & land development	860	6.1%	1,500	4.8%
Equity Lines of Credit	409	3.9%	687	3.9%
Auto	1,614	11.0%	1,289	10.6%
Other	49	0.7%	145	0.5%
Total	$12,947	100%	$10,717	100%

The allowance for credit losses totaled $12.9 million at September 30, 2023, and $10.7 million  December 31, 2022.  At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $28,000 on September 30, 2023.  There were no specific reserves related to collateral dependent loans on December 31, 2022.  The allowance for credit losses as a percentage of total loans was 1.35% on  September 30, 2023 and 1.18% on  December 31, 2022.

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

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2023	2022	2021	2020
	(dollars in thousands)

Nonaccrual loans	$4,329	$1,172	$4,863	$2,536
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	4,329	1,172	4,863	2,536
Other real estate owned	440	-	487	403
Other vehicles owned	44	18	47	31
Total nonperforming assets	$4,813	$1,190	$5,397	$2,970
Interest income forgone on nonaccrual loans	$234	$121	$381	$119
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.45%	0.13%	0.58%	0.36%
Nonperforming assets to total assets	0.31%	0.07%	0.33%	0.27%

Nonperforming loans at September 30, 2023 were $4.3 million, an increase of $3.1 million from $1.2 million at December 31, 2022.  Included in the $4.3 million were $1.8 million in loans to one customer which were recently paid in full.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $14.7 million from $3.4 million on December 31, 2022 to $18.1 million on September 30, 2023. Loans classified as special mention decreased by $9.1 million from $22.8 million on December 31, 2022 to $13.7 million on September 30, 2023.  The increase in substandard loans is primarily related to agricultural loans to one borrower.  At September 30, 2023 the loans to this borrower are on accrual status; however, they could move to nonaccrual if the borrower's financial condition worsens, the Bank's collateral position in respect to these loans deteriorates, or if the borrower is unable to meet their payment obligations.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on September 30, 2023 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of September 30, 2023, there were no loans held for sale.  At December 31, 2022, the Company had $2.3 million in SBA government guaranteed loans held for sale.  Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented two properties totaling $440,000 at September 30, 2023 and two properties totaling $369,000 at September 30, 2022. There were no OREO properties at December 31, 2022. Nonperforming assets as a percentage of total assets were 0.31% at September 30, 2023 and 0.07% at December 31, 2022.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	#	2023	#	2022
Beginning Balance	-	$-	3	$487
Additions	2	440	-	-
Dispositions	-	-	1	(118)
Provision from change in OREO valuation	-	-	-	-
Ending Balance	2	$440	2	$369

Investment Portfolio and Federal Funds Sold. Total investment securities were $438.3 million as of September 30, 2023 and $444.7 million as of December 31, 2022.  Net unrealized losses on available-for-sale investment securities totaling $76.2 million were recorded, net of $22.5 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2023.   Net unrealized losses on available-for-sale investment securities totaling $54.2 million were recorded, net of $16.0 million in tax benefit, as accumulated other comprehensive income within shareholders' equity at December 31, 2022. No securities were sold during the nine months ended September 30, 2023 and 2022.

The investment portfolio at September 30, 2023 consisted of $9.8 million in U.S. Treasury securities, $212.2 million in securities of U.S. Government-sponsored agencies, $101.3 million in securities of U.S. Government-agencies and 239 municipal securities totaling $115.0 million. The investment portfolio at December 31, 2022 consisted of $9.7 million in U.S. Treasury securities, $214.4 million in securities of U.S. Government-sponsored agencies, $99.6 million in securities of U.S. Government-agencies and 239 municipal securities totaling $121.0 million.

There were no Federal funds sold at September 30, 2023 and December 31, 2022; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $64.6 million at September 30, 2023 and $154.4 million at December 31, 2022. The balance, on September 30, 2023, earns interest at the rate of 5.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Total deposits decreased by $55.3 million from $1.5 billion at December 31, 2022, to $1.4 billion at September 30, 2023. The decrease in deposits includes decreases of $29.9 million in demand deposits, $20.2 million in money market accounts, $46.3 million in savings accounts partially offset by an increase in time deposits of  $41.1 million. Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%.  We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023. We attribute much of the decrease in total deposits to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances.

The following table shows the distribution of deposits by type at September 30, 2023 and December 31, 2022.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
	09/30/2023	09/30/2023	12/31/2022	12/31/2022
Non-interest bearing	$736,683	52.5%	$766,549	52.6%
Money Market	217,731	15.5%	237,924	16.3%
Savings	357,765	25.5%	404,150	27.7%
Time	90,307	6.5%	49,186	3.4%
Total Deposits	$1,402,486	100%	$1,457,809	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below. There were no brokered deposits at September 30, 2023 or December 31, 2022.

Estimated uninsured deposits totaled $458 million and $478 million at December 31,2022 and September 30, 2023, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	September 30,	December 31,
(dollars in thousands)	2023	2022
Remaining maturity:
Three months or less	$2,337	$1,790
After three through nine months	5,236	257
After six through twelve months	10,275	1,688
After twelve months	812	76
Total	$18,660	$3,811

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $16.1 million and $18.6 million at September 30, 2023 and December 31, 2022, respectively are secured by U.S. Government agency securities with a carrying amount of $34.1 million and $29.6 million at September 30, 2023 and December 31, 2022, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $227 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $412 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2023, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Company is also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At September 30, 2023, $94 million in par value of securities were pledged as collateral under the BTFP.

In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at September 30, 2023 and September 30, 2022.

Note Payable.  During 2021 and until January 25, 2022, the Company maintained a $15 million line of credit facility with one of its correspondent banks (the "Note").  Interest on the Note was payable at the "Prime Rate".  There were no borrowings on the Note.

On January 25, 2022, the Company replaced this facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below. The Company was in compliance with all covenants related to the Term Note at September 30, 2023.

Interest expense recognized by the Company for the nine months ended September 30, 2023, on the Term Note totaled $255,000.

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

Interest expense recognized by the Company for the nine months ended September 30, 2023 and 2022 related to the subordinated debentures totaled $141,000 and $267,000, respectively.

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

Capital Resources

Shareholders’ equity increased by $921,000 from $119.0 million at December 31, 2022 to $119.9 million at September 30, 2023. The $921,000 increase was related to net income during the nine months ended September 30, 2023, of $22.3 million and stock option and restricted stock activity of $524,000 partially offset by shareholder dividends of $4.4 million, an increase in accumulated other comprehensive loss of $16.9 million and $554,000 related to the cumulative change from adoption of ASU 2016-13.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.25 per share on August 15, 2023, May 15, 2023 and February 15, 2023 and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of 14 cents per share on February 15, 2021, May 17, 2021, August 16, 2021, and November 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Common Equity Tier 1 Ratio	$173,377	15.1%	$51,671	4.5%	$74,635	6.5%
Tier 1 Leverage Ratio	173,377	10.6%	65,224	4.0%	81,530	5.0%
Tier 1 Risk-Based Capital Ratio	173,377	15.1%	68,894	6.0%	91,859	8.0%
Total Risk-Based Capital Ratio	187,173	16.3%	91,859	8.0%	114,824	10.0%

December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2023, the Company had $181.4 million in unfunded loan commitments and $108,000 in letters of credit. This compares to $178.7 million in unfunded loan commitments and no letters of credit at December 31, 2022. Of the $181.4 million in unfunded loan commitments, $118.7 million and $62.7 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2023, $123.8 million were secured by real estate, of which $70.5 million was secured by commercial real estate and $53.3 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases three depository branches, one of which is a land lease on which we own the building, two lending offices, three administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $478,000 and $457,000 during the nine months ended September 30, 2023 and 2022, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $227 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $412 million. The Company is also eligible to participate in the Bank Term Lending Program. The Company has pledged as collateral under the BTFP securities with a par value of $94 million.  In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at September 30, 2023, and September 30, 2022.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $55.3 million from $1.5 billion at December 31, 2022, to $1.4 billion at September 30, 2023.   Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $478 million in uninsured deposits.  Of this amount, $96 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as Exhibit 3.1 to the Registrant’s Form 8-K for August 17, 2023, which is incorporated by reference herein.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 8, 2023.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 8, 2023.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2023.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 8, 2023.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 8, 2023
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer