Form 10-K
period 2023-12-31
PLUMAS BANCORP
filed 2024-03-20
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒
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

☐ Yes ☒ No

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $193.0 million, based on the closing price reported to the Registrant on June 30, 2023 of $35.69 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2024, there were 5,894,395 shares of the registrant's Common Stock outstanding.

 Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

i

PART I

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements and information that is subject to the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements, which may involve Plumas Bancorp’s plans, beliefs, goals, expectations and forecasts are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” or words or phases of similar meaning. Forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors:

■

Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates including, but not limited to, the allowance for credit losses.

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of Plumas Bank to pay dividends to Plumas Bancorp.

■	Recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments.

■	The effects of concentrations in our loan portfolio, including geographic and industry concentrations.

■	Our failure to maintain required levels of capital and our ability to raise additional capital as needed.

■	The effect of changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board or others.

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

■	Credit quality deterioration, which could cause an increase in the provision for credit losses.

■	The impacts of inflation.

■	Devaluation of securities we own.

■	Asset/liability matching risks and liquidity risks.

■	Loss of key personnel.

■	Operational interruptions including data processing systems failure and fraud.

■	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level.

■	The possibility that we may reduce or discontinue the payments of dividends on common stock.

■	Risk associated with or resulting from our growth strategy.

■	Natural disasters, earthquakes, fires, and severe weather.

■	Our success in managing the risks involved in the foregoing.

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

At December 31, 2023, the Company had consolidated assets of $1.6 billion, deposits of $1.3 billion, other liabilities of $129 million and shareholders’ equity of $147 million.  The Company’s other liabilities include a $10 million borrowing from one of  the Company's correspondent banks, $80 million in borrowings under the Federal Reserve's Bank Term Funding Program (BTFP) and $23.1 million in repurchase agreements. These items are described in detail later in this Form 10-K.

The Company is a California corporation incorporated in 2002 for the purpose of becoming the holding company for the Bank, which we acquired the same year. The Company's only other subsidiaries were Plumas Statutory Trust I and Plumas Statutory Trust II, which were formed in 2002 and 2005 solely to facilitate the issuance of trust preferred securities. In March 2023 the Trusts were dissolved.

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

The Bank. The Bank is a California state-chartered bank that was incorporated and commenced business in 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2023, the Bank had approximately $1.6 billion in assets, $949 million in net loans and $1.3 billion in deposits (including deposits of $3.6 million from the Company), other liabilities of $119 million and shareholders’ equity of $154 million.  The Bank’s other liabilities include $80 million in borrowings under the BTFP and $23.1 million in repurchase agreements.  It is currently the largest bank headquartered in Plumas County, California. The Bank’s operations are conducted through its administrative office in Quincy, California.

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

The Bank maintains nineteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

The Bank primarily generates revenue from loans and investment securities in its portfolio and, to a lesser extent, service fees.  With a predominant focus on personal service, the Bank positions itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint.  The Bank’s principal commercial lending services include term real estate, commercial and industrial term loans. In addition, the Bank provides government-guaranteed and agricultural loans as well as credit lines. The Bank’s principal retail lending services include consumer and home equity loans. The Bank provides land development and construction loans on a limited basis.

The Bank provides Small Business Administration (SBA) loans to qualified borrowers throughout Northern California and Northern Nevada through its government-guaranteed lending center headquartered in Auburn, California.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration, and we expect government-guaranteed lending to continue to be an important part of our overall lending operation.  During the fourth quarter of 2022 and continuing into 2023 we experienced a significant decline in premiums received on the sale of SBA loans; in response we chose to portfolio SBA 7(a) loans which do not meet a minimum premium on sale. During 2023 we chose not to sell $4.1 million in salable guaranteed portions of SBA 7(a) loans as they did not meet our minimum premium on sale. Additionally, the SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a significant decline in interest in this product given the recent increases in the prime rate. While we continue to produce SBA 7(a) loans for sale at a greatly reduced rate, we have had success in funding fixed rate SBA 7(a) loans which we portfolio. At December 31, 2023 fixed rate SBA 7(a) loans totaled $23 million.

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

As of December 31, 2023, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 56.8%; (ii)  consumer loans (including residential equity lines of credit and automobile loans) – 14.7%, (iii) agricultural loans (including agricultural real estate loans) – 13.5%,  (iv); commercial and industrial loans – 7.8%; (v) construction and land development – 6.0%; and (vi) residential real estate – 1.2% .  During the fourth quarter of 2023 we elected to discontinue our auto loan program.

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2023, the Bank had 39,619 deposit accounts with balances totaling approximately $1.3 billion, compared to 39,338 deposit accounts with balances totaling approximately $1.5 billion at December 31, 2022.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $34 thousand at December 31, 2023. However, we believe this broad deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

The Bank has devoted a substantial amount of time and capital to the improvement of existing bank services. During 2021 we increased our online banking product offerings for commercial clients including enhanced security controls.  Additionally, we created a streamlined login process for our consumer clients to instantly access their accounts once enrolled in online banking. In 2022 Plumas Bank upgraded and replaced our fleet of ATM machines, enhanced incoming wire notifications and developed electronic tracking and monitoring for ACH origination and Remote Deposit Capture services and implemented the ability for our commercial online banking clients to originate one-time ACH payments.  In 2023 we provided enhanced security features and monitoring to detect and rapidly notify clients of potential fraudulent debit card transactions and created the ability for clients to dispute debit card transactions utilizing an online interface.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies or local governments), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.  We are not dependent on a single customer or group of related customers for a material portion of our deposits. We have established loan concentration guidelines as a percentage of capital and evaluate loan concentration levels within a single industry or group of related industries on a quarterly basis, or more frequently as loan conditions change. There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulation.

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

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors.  During 2023 the Company paid quarterly cash dividends of $0.25 per share on each of November 15, 2023, August 15, 2023, May 15, 2023 and February 15, 2023. During 2022 the Company paid quarterly cash dividends of $0.16 per share on each of November 15, 2022, August 15, 2022, May 16, 2022 and February 15, 2022. During 2021 the Company paid quarterly cash dividends of $0.14 per share on each of November 15, 2021, August 16, 2021, May 17, 2021 and February 15, 2021.

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

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2023, approximately 77% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

As of June 30, 2023, within towns in which the Bank has a branch as of this same date there were 157 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 111 branches of 16 banks having assets more than $10 billion. As of June 30, 2023, the FDIC estimated the Bank’s market share of insured deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 85%, Alturas 69%, Chester 60%, Susanville 59%, Kings Beach 42%, Fall River Mills 39%, Tahoe City 30%, Truckee 18%, Yuba City 4%, Carson City 3%,  Redding 2% and Reno and Chico less than 1%.

Technological innovations have also resulted in increased competition in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers loans or automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery systems and channels, including home computer, mobile, remote deposit, telephone, ATMs, mail, full-service branches and/or in-store branches.  The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, fintechs and mortgage banking firms.

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

Employees. At December 31, 2023, we employed 189 persons. On a full-time equivalent basis, we employed 175 persons.  While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business. None of our employees are represented by a labor union, and management considers its relations with employees to be good.

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

Federal and State Bank Regulation. As a California-chartered commercial bank that is a member of the Federal Reserve System, the Bank is subject to the supervision and regulation of the DFPI and the FRB, as well as certain of the regulations of the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The DFPI and the FRB regularly examine the Bank and may prohibit the Bank from engaging in what they believe constitutes unsafe or unsound banking practices or violations of law.

As a member of the Federal Reserve System, the Bank is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At December 31, 2023, the Bank had $1.4 million in stock of the Federal Reserve Bank of San Francisco in compliance with this requirement.

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

The federal bank regulatory agencies’ risk-based capital adequacy guidelines, sometimes called “Basel III,” establish minimum regulatory capital requirements for bank holding companies and depository institutions. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered “well capitalized”: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2023, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

Under the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with less than $3 billion in consolidated assets are exempt from the Basel III consolidated capital rules. The Company qualifies for treatment under this policy and is not currently subject to the Basel III consolidated capital rules at the bank holding company level. The Basel III capital rules continue to apply to the Bank.

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends and Stock Repurchases. The Company’s ability to pay cash dividends is limited by California law and is dependent on dividends it may receive from the Bank. The California General Corporation Law permits a California corporation such as the Company to make a distribution to its shareholders if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceeds the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2023, the maximum amount available for dividend distribution under this restriction was approximately $58 million.  In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2023, the Bank’s limit on aggregate secured loans-to-one-borrower was $48 million and unsecured loans-to-one borrower was $29 million.  The Bank has established internal loan limits that are lower than its legal lending limits.

The Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the federal banking regulators to evaluate the record of depository institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Federal banking regulators consider the Bank’s CRA performance in evaluating applications for mergers, acquisitions and to establish new branches. A less than “Satisfactory” rating would likely result in the suspension of any growth of the Bank through acquisitions or opening de novo branches until the rating is improved. The Bank’s most recent CRA rating was “Satisfactory.”

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

Concentrations in Commercial Real Estate Lending. The federal banking regulators have issued guidance to identify institutions that may be exposed to potential significant commercial real estate lending risks and may therefore warrant greater supervisory scrutiny. The guidance includes the following numerical tests:

● total reported loans for construction, land development and other land represent 100% or more of the institution’s total risk-based capital, or

● total commercial real estate loans represent 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the previous 36 months.

The guidance does not limit a bank’s levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Banking regulators expect banks with concentrations of commercial real estate loans to maintain appropriate underwriting discipline, risk-management and capital commensurate with the level and nature of their commercial real estate risks.

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by the insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $737 thousand for 2023.

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

●

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things. As a result of the Dodd-Frank Act, Regulation Z promulgated under the TILA includes numerous requirements regarding consumer mortgage origination and services. These changes include underwriting standards, mandated disclosures, fee limitations, prohibiting certain payments to a mortgage broker or loan officer based on the transaction’s terms or conditions other than its principal amount and prohibiting dual compensation and prohibiting a mortgage broker or loan officer from ‘‘steering’’ consumers to transactions not in their interest to increase mortgage broker or loan officer compensation.

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

●

The Right to Financial Privacy Act imposes a new requirement for financial institutions to provide new privacy protections to consumers. Financial institutions must provide disclosures to consumers of its privacy policy and state the rights of consumers to direct their financial institution not to share their nonpublic personal information with third parties.

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

Anti-Money Laundering Laws. A series of banking laws and regulations beginning with the Bank Secrecy Act require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the US PATRIOT Act of 2001 (the “Patriot Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships, requirements regarding the Customer Identification Program, as well as enhanced due diligence and “know your customer” standards in their dealings with high-risk customers, foreign financial institutions, and foreign individuals and entities.  These rules also mandate a variety of record keeping, reporting and employee training requirements. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank acquisition or merger.

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

Recent Accounting Pronouncements

See Note 2 – “Summary of Significant Accounting Policies – Adoption of New Accounting Standards” of the Company’s Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information related to recent accounting pronouncements.

ITEM 1A. RISK FACTORS

Risks Relating to our Business and Industry

The majority of our assets are loans, which are subject to credit risks and potential losses.

The Bank, like other lenders, is subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to perform their obligations in accordance with the terms of their credit agreements. Underwriting and documentation controls cannot mitigate all credit risk. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for several reasons can vary from period to period. The risks of loan losses may be exacerbated by a downturn in the economy or the real estate market in our market areas or a rapid increase in interest rates, which could have a negative effect on collateral values and borrowers’ ability to repay. To the extent borrowers do not timely pay our loans, the loans are placed on non-accrual status, thereby reducing interest income. Further, under these circumstances, we may be required to make an additional provision for loan and lease losses or unfunded commitments, which could reduce our income and capital. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Analysis of Asset Quality and Allowance for Credit Losses”.

A deterioration of national or local economic conditions could reduce our profitability.

Our lending operations and customers are primarily located in the eastern region of Northern California and Northern Nevada. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2023, were secured by properties and collateral located within these regions. As of such date, approximately 92% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California or Northern Nevada. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California or Northern Nevada, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and the underlying collateral. Any regional or local economic downturn affecting Northern California or Northern Nevada or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than depository organizations whose operations are less geographically concentrated. A significant downturn in the national economy or the local economy due to the real estate market, public policy decisions, agricultural commodity prices, natural disaster, fires, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact our business, financial condition, results of operations and prospects.

If our allowance for credit losses is not sufficient to absorb actual loan losses, our profitability could be reduced.

The risk of loan losses is inherent in the lending business. We maintain an allowance for credit losses based upon our actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from our historical loss experience. Although we maintain a rigorous process for determining the allowance for credit losses, we cannot be certain that it will be sufficient to cover future loan losses. If our allowance for credit losses is not adequate to absorb future losses, or if bank regulatory agencies require us to increase our allowance for credit losses, our earnings could be significantly and adversely impacted.

A deterioration in the real estate market could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2023, approximately 77% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Declines in real estate market values or increases in commercial and consumer delinquency levels could require increased net charge-offs which could adversely affect our financial condition, results of operations and cash flows.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the end of 2021 and has remained at an elevated level through 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Changes in interest rates also affect the value of our interest-earning assets, particularly our investment securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates, so the market value of our investment securities may fall as interest rates rise. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Stockholders’ equity, specifically accumulated other comprehensive income (loss) (“AOCI”), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, securities sales, Federal Reserve Bank advances, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funding consists of deposits. Deposit balances may decrease if customers seek higher investment returns or choose to move deposits to other banks or investments that are perceived as having lower risks. If customers move money out of bank deposits and into other investments, then we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales, loan repayments, and proceeds from the issuance and sale of any equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank and our ability to raise brokered deposits. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the bank or non-bank financial services industries or the economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the bank or non-bank financial services industries.

Based on experience, we believe that our deposit accounts are relatively stable sources of funds. If we increase interest rates paid to retain deposits, our earnings may be adversely affected, which could have an adverse effect on our business, financial condition and results of operations.

Significant declines in available funding could adversely affect our ability to originate loans, invest in securities, pay our expenses, distribute dividends to our shareholders, and fulfill our debt obligations or deposit withdrawal demands. In addition, a lack of liquidity could result in the sale of securities in an unrealized loss position. All of these factors could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A reduction in the value, or impairment of our investment securities, can impact our earnings and common shareholders’ equity.

Generally Accepted Accounting Principles (“GAAP”) requires that we carry our available-for-sale investment securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be other than temporarily impaired. Changes in the fair value of these securities may result from a number of circumstances that are beyond our control, such as changes in interest rates, the financial condition of municipalities, government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity. If our investment securities decline in market value and impairments of these assets results, we could be required to recognize a loss which could have a material adverse effect on our net income and capital levels.

Adverse developments affecting the banking industry have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The recent high-profile failures of several depository institutions may have negatively impacted customer confidence in the safety and soundness of some regional and community banks. As a result, we face that risk that customers may prefer to maintain deposits with larger financial institutions or invest in short-term fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations. In response to the failures of other depository institutions, we may face increased regulation and supervisory oversight, higher capital or liquidity requirements or a heightened risk of regulatory enforcement activities, any of which could have a material impact on our business. Further, our costs of deposit insurance may increase as a result of these bank failures and the resulting losses to the FDIC’s Deposit Insurance Fund. In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our common stock.

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

Over the past decade, California has experienced a severe drought, though drought conditions have lessened in the past few years.   A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2023, approximately 13% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

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

Our growth strategy involves risks.

In July 2021 we completed the acquisition of Bank of Feather River and in 2023 we opened a new branch in Chico California. Previously, during the last ten years we completed two branch purchase and assumption transactions, the establishment of a new branch office in Reno, Nevada and a loan production office in Klamath Falls, Oregon. We may engage in additional acquisition activity and open additional offices in the future to expand our markets and further our growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions including difficulty in estimating the value of the business to be acquired, integrating the operations, and retaining key employees and customers. We cannot assure that future acquisitions or new offices will be successful. Further, growth may strain our administrative, managerial, financial and operational resources and increase demands on our systems and controls. If we pursue our growth strategy too aggressively or fail to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from our business operations, our pursuit of growth could have a material adverse impact on our business.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate expected credit losses on loans and investment securities, and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market volatility or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market factors. If the models we use for determining our expected credit losses on loans and investment securities are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider critical because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events or regulatory views concerning such analysis differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events or assumptions could have a material impact on our consolidated financial statements and related disclosures, in each case resulting in our need to revise or restate prior period financial statements, cause damage to our reputation and the price of our common stock and adversely affect our business, financial condition and results of operations.

Cybersecurity breaches and technological disruptions could damage our reputation and profitability.

Our electronic banking activities expose us to possible liability and harm to our reputation should an unauthorized party gain access to confidential customer information. Despite our considerable efforts and investment to provide the security and authentication necessary to effect secure transmission of data, we cannot guarantee that these precautions will protect our systems from security compromises or breaches. Although we have developed systems and processes that are designed to recognize and assist in preventing security breaches (and periodically test our security), a failure to protect against or mitigate breaches of security could adversely affect our ability to offer and grow our online services, constitute a breach of privacy or other laws, result in costly litigation and loss of customer relationships, negatively impact our reputation, and could have an adverse effect on our business, results of operations and financial condition. We may also incur substantial increases in costs in an effort to minimize or mitigate cybersecurity risks and to respond to cyber incidents.

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

Our reputation is an important asset. Our relationship with many of our customers is predicated upon our reputation as a high-quality provider of financial services that adheres to the highest standards of ethics, service quality and regulatory compliance. Our ability to attract and retain customers, investors and employees depends upon external perceptions. Damage to our reputation among existing and potential customers, investors and employees could cause significant harm to our business and prospects and may arise from numerous sources, including litigation or regulatory actions, failing to deliver minimum standards of service and quality, lending practices, inadequate protection of customer information, sales and marketing efforts, compliance failures, cybersecurity breaches, unethical behavior and the misconduct of employees. Adverse developments in the banking industry may also, by association, negatively impact our reputation or result in greater regulatory or legislative scrutiny or litigation against us. We have policies and procedures in place intended to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors, and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Regulatory policies regarding loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have issued guidance regarding concentrations in commercial real estate (“CRE”) lending for banks that are deemed to have particularly high concentrations of CRE loans within their lending portfolios. Under this guidance, a bank that has (i) total reported loans for construction, land development, and other land which represent 100% or more of the bank’s total risk-based capital; or (ii) total CRE representing 300% or more of the bank’s total risk-based capital, where the outstanding balance of the bank’s CRE loan portfolio has increased 50% or more during the prior 36 months, is identified as having potential CRE concentration risk. While the agencies’ guidance does not limit the levels of a bank’s CRE lending, banks with higher levels of CRE loans are generally expected to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for credit losses and capital levels as a result of CRE lending growth and exposures.

As of December 31, 2023, our CRE loans for purposes of this guidance represented 242% of our total risk-based capital. As of December 31, 2023, total loans secured by CRE under construction and land development represented 54% of our total risk-based capital. As a result, the FRB, which is the Bank’s federal banking regulator, could view the Bank as having a high concentration of CRE loans under this guidance.

Although we actively work to manage our CRE concentration and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are appropriate to address our CRE concentration, we face heightened regulatory scrutiny as a result of our CRE loan concentrations. Federal regulators could become concerned about our CRE loan concentrations, and we could be required to reduce our levels of CRE lending, increase our capital, allocate greater resources to the management of CRE risks, or any combination of these actions. The FRB could limit our ability to grow by, among other things, restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities. Further, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our CRE portfolio.

Any of these risks could have an adverse effect on our business, consolidated financial condition and consolidated results of operations.

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

Climate change may materially adversely affect the Company’s business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Plumas Bancorp maintains a cyber risk management program that is designed to prevent, detect, and respond to information security threats. The Board of Directors is responsible for oversight of the Company’s information security program, which is designed and implemented by management under the direction of the Chief Information Officer. In addition, the Internal Auditor and Risk Management Officer consider cybersecurity threat risks alongside other company risks as part of our overall risk assessment and management process.

The Chief Information Officer supervises the information security team, which is responsible for maintaining and implementing our enterprise-wide cybersecurity strategy, policy, standards, and architecture processes. The Information Security Officer, in coordination with compliance and human resources, conducts annual and ongoing company-wide information security awareness training. The Chief Information Officer and Information Security Officer have combined over 35 years of IT management experience. We have developed processes to identify and oversee risks from cybersecurity threats associated with third-party service providers, which include the information security team assessing cybersecurity robustness during vendor onboarding, the inclusion of protective provisions in vendor agreements, and risk-based monitoring of vendors on an ongoing basis.

The Board of Directors receives regular reports from the Chief Information Officer and the Information Security Officer on Plumas Bancorp’s cyber risks and threats, the status of projects to strengthen Plumas Bancorp’s information security systems, assessments of Plumas Bancorp’s security program, and the emerging threat landscape. Additionally, the Chief Information Officer chairs the Technology Steering Committee, which drives awareness, ownership, and alignment across all business functions for effective cybersecurity risk management and reporting. In addition to conducting internal audits, Plumas Bancorp annually engages third parties to audit its information security programs, whose findings are reported to the Audit and Executive Committees of the Board. The Company also engages with key vendors, industry participants, government agencies, and intelligence and law enforcement communities as part of our efforts, which are reported to the Technology Steering Committee and Board of Directors.

The Company has experienced and expects that it will continue to experience cyber-based attempts to compromise its information systems, although none, to its knowledge, has had a material adverse effect on its business, financial condition, or results of operations. Like all financial institutions, the Company faces the risks of such threats, the consequences of which could be material. See Item 1A – Risk Factors – “Cybersecurity breaches and technological discussions could damage our reputation and profitability,” above. In addition, given the constant and evolving threat of cyber-based attacks, the Company incurs significant costs in its efforts to detect and prevent security breaches and incidents, and these costs may increase in the future.

ITEM 2. PROPERTIES

Of the Company’s fifteen depository branches, thirteen are owned and two are leased. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and three administrative offices and owns three administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main St.
Quincy, California (1) (5)	Quincy, California (1) (5)	Quincy, California (1)

215 N. Lake Boulevard	336 West Main Street	120 North Pine Street
Tahoe City, California	Quincy, California (5)	Portola, California (5)

43163 Highway 299 E	121 Crescent Street	255 Main Street
Fall River Mills, California (5)	Greenville, California (5)	Chester, California (5)

510 North Main Street	3000 Riverside Drive	8475 North Lake Boulevard
Alturas, California (5)	Susanville, California (5)	Kings Beach, California

11638 Donner Pass Road	5050 Meadowood Mall Circle	1280 Bridge St.
Truckee, California (5)	Reno, Nevada (5)	Yuba City, California (4)

900 Mangrove Avenue	315 Birch St.
Chico, California	Westwood, California (1) (5)
Leased Properties
495 Idaho Street #102	1335 Hilltop Drive	11641 Blocker Dr. Suite 140
Elko, Nevada (1)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th St.	5525 Kietzke Lane, Suite 100
Carson City, Nevada	Klamath Falls, Oregon (3)	Reno, Nevada (1)

424 N. Mill Creek
Quincy, California (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Branch subject to long term land lease.

(5) These properties were sold and leased backed during the first quarter of 2024.

Including variable lease expense, total rent expense for the years ended December 31, 2023, 2022 and 2021 were $635,000, $611,000 and $507,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044.

Future minimum lease payments at December 31, 2023 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2024	$481,000
2025	385,000
2026	263,000
2027	232,000
2028	146,000
Thereafter	2,684,000
$4,191,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2023, there were 5,871,523 shares of the Company’s common stock outstanding held by approximately 2,500 shareholders of record.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Our Board of Directors believes that dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. The Company is subject to various restrictions on the payment of dividends. The Company paid a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023 and February 15, 2023 and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of $0.14 per share on February 15, 2021, May 17, 2021, August 16, 2021, and November 15, 2021.

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

Issuer Purchases of Equity Securities. We did not repurchase any shares of our common stock during the quarterly period ended December 31, 2023.

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2023	2022	2021	2020	2019
	(dollars in thousands except per share information)
Statement of Income
Interest income	$74,592	$59,758	$48,070	$39,624	$39,302
Interest expense	4,798	1,249	1,136	1,228	1,747
Net interest income	69,794	58,509	46,934	38,396	37,555
Provision for credit losses	2,775	1,300	1,125	3,175	1,500
Non-interest income	10,722	11,050	8,716	8,463	8,135
Non-interest expense	37,530	32,590	26,038	23,732	22,810
Net income before income taxes	40,211	35,669	28,487	19,952	21,380
Provision for income taxes	10,435	9,225	7,478	5,477	5,868
Net income	$29,776	$26,444	$21,009	$14,475	$15,512

Total assets	$1,610,416	$1,621,044	$1,614,074	$1,111,576	$865,191
Total gross loans	$958,564	$911,949	$838,587	$709,246	$617,561
Loans held for sale	$-	$2,301	$31,277	$693	$2,123
Allowance for credit losses	$12,867	$10,717	$10,352	$9,902	$7,243
Total deposits	$1,333,655	$1,457,809	$1,438,999	$973,974	$747,324
Total shareholders’ equity	$147,617	$119,004	$134,082	$100,154	$84,505
Balance sheet (period average)
Total assets	$1,587,149	$1,642,895	$1,386,028	$1,015,297	$852,664
Total gross loans	$933,464	$856,728	$785,527	$695,024	$586,672
Loans held for sale	$533	$8,771	$15,258	$4,231	$2,186
Total deposits	$1,403,957	$1,487,346	$1,231,618	$886,515	$747,196
Total shareholders’ equity	$126,984	$120,868	$117,967	$93,152	$76,737
Asset quality ratios
Nonperforming loans/total loans	0.50%	0.13%	0.58%	0.36%	0.33%
Nonperforming assets/total assets	0.33%	0.07%	0.33%	0.27%	0.33%
Allowance for credit losses/total loans	1.34%	1.18%	1.23%	1.40%	1.17%
Net loan charge-offs	$954	$935	$675	$516	$1,215
Performance ratios
Return on average assets	1.88%	1.61%	1.52%	1.43%	1.82%
Return on average equity	23.4%	21.9%	17.8%	15.5%	20.2%
Net interest margin	4.71%	3.82%	3.63%	4.02%	4.75%
Loans to deposits	71.9%	62.6%	58.3%	72.9%	82.6%
Efficiency ratio (1)	46.6%	46.9%	46.8%	50.6%	49.9%
Per share information
Basic earnings	$5.08	$4.53	$3.82	$2.80	$3.01
Diluted earnings	$5.02	$4.47	$3.76	$2.77	$2.97
Common cash dividends	$1.00	$0.64	$0.56	$0.36	$0.46
Book value per common share	$25.09	$20.34	$23.05	$19.33	$16.36
Common shares outstanding at period end	5,871,523	5,850,216	5,816,991	5,182,232	5,165,760
Capital ratios – Plumas Bank
Leverage ratio	10.8%	9.2%	8.4%	9.2%	10.4%
Tier 1 risk-based capital	15.7%	14.7%	14.4%	14.2%	13.1%
Total risk-based capital	16.9%	15.7%	15.5%	15.4%	14.2%

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

U.S. Small Business Administration Paycheck Protection Program

The CARES Act  provided for the Paycheck Protection Program (PPP) and additional legislation extended this program into 2021; we have actively participated in the PPP program.  The remaining principal balance of PPP loans at December 31, 2023 was $125 thousand and the remaining balance of deferred fees related to these loans totaled $7 thousand at December 31, 2023.   For the years ending December 31, 2023, 2022, and 2021 we recognized PPP fees, net of costs, totaling $10 thousand, $1.3 million and $6.1 million, respectively.

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

Allowance for Credit Losses. The allowance for credit losses is an estimate of credit losses inherent in the Company's loan portfolio that have been incurred as of the balance-sheet date. The allowance is established through a provision for credit losses which is charged to expense. Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth. Credit exposures determined to be uncollectible are charged against the allowance. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics, including California unemployment rates, California housing prices, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and December 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2023, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2023 the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

We cannot provide you with any assurance that economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio and which could result in actual losses that exceed reserves previously established.

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $29.8 million for the year ended December 31, 2023, an increase of $3.4 million or 13% from net income of $26.4 million during the year ended December 31, 2022. Pretax income increased by $4.5 million, or 13%, to $40.2 million in 2023 from $35.7 million during the year ended December 31, 2022. Net interest income increased by $11.3 million to $69.8 million during 2023 from $58.5 million for the year ended December 31, 2022. This increase in net interest income resulted from an increase in interest income of $14.8 million partially offset by an increase in interest expense of $3.5 million. Interest and fees on loans, including loans held for sale, increased by $9.3 million; interest on investment securities increased by $6.0 million. These components of the increase in interest income were partially offset by a decline in interest on other interest earning assets of $0.5 million. The provision for credit losses increased from $1.3 million during the twelve months ended December 31, 2022 to $2.8 million during 2023.

During the year ended December 31, 2023, non-interest income totaled $10.7 million, a decrease of $0.3 million from the $11.0 million earned during  2022.  This decrease included a reduction in gain on sale of SBA loans of $2.5 million, partially offset by a gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023. Non-interest expense increased by $4.9 million from $32.6 million during 2022 to $37.5 million during the twelve months ending December 31, 2023. The provision for income taxes increased by $1.2 million from $9.2 million in 2022 to $10.4 million during the year ended  December 31, 2023.

Total assets at December 31, 2023  were $1.6 billion, a decrease of $11 million from December 31, 2022.  The largest component of this decrease was a decline in cash and due from banks of $98 million. This was mostly offset by increases of $45 million in net loans and $45 million in investment securities.

Gross loans, excluding loans held for sale, increased by $47 million, or 5%, from $912 million at December 31, 2022, to $959 million at December 31, 2023. Increases in loans included $28 million in commercial real estate loans, $14 million in construction loans, $7 million in agricultural loans, $2 million in equity lines of credit, and $1 million in automobile loans; these items were partially offset by decreases of $3 million in residential real estate loans and $2 million in commercial loans.

Total deposits decreased by $124 million to $1.3 billion at December 31, 2023. The decrease in deposits includes decreases of $74 million in demand deposits, $69 million in savings, and $24 million in money market accounts deposits. Partially offsetting these decreases was an increase in time deposit of $43 million. On December 31, 2023, 52% of the Company’s deposits were in the form of non-interest-bearing demand deposits.

Borrowings increased by $90 million. There were no borrowings outstanding at December 31, 2022; however, there were $10 million in junior subordinated deferrable interest debentures which were redeemed in 2023.  The Company is eligible to participate in the Bank Term Funding Program (BTFP). The Federal Reserve Board, on March 12, 2023, announced the creation of a new BTFP. The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets are valued at par. At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million, secured by $107 million in par value of securities pledged as collateral under the BTFP.

Shareholders’ equity increased by $28.3 million from $119.0 million at December 31, 2022 to $147.3 million at December 31, 2023. The $28.3 million increase was related to net income during 2023, of $29.8 million, a decline in accumulated other comprehensive loss of $4.3 million and stock option and restricted stock activity of $661,000 partially offset by shareholder dividends of $5.9 million and $554,000 related to the cumulative change from adoption of ASU 2016-13.

Return on average assets was 1.88% during the twelve months ended December 31, 2023, up from 1.61% during 2022. Return on average equity increased to 23.4% for the twelve months ended December 31, 2023, up from 21.9% during 2022.

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

	Year ended December 31,
	2023			2022			2021
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest-bearing cash and due from banks and deposits in banks	$86,897	$4,387	5.05%	$305,095	$4,923	1.61%	$253,023	$345	0.14%
Taxable investment securities	338,941	11,525	3.40%	258,732	6,409	2.48%	164,199	2,746	1.67%
Non-taxable investment securities (1)	123,002	3,681	2.99%	103,366	2,722	2.63%	75,673	1,666	2.20%
Loans held for sale	533	49	9.19%	8,771	510	5.81%	15,258	826	5.41%
Total loans (2)(3)	933,464	54,950	5.89%	856,728	45,194	5.28%	785,527	42,487	5.41%
Total earning assets	1,482,837	74,592	5.03%	1,532,692	59,758	3.90%	1,293,680	48,070	3.72%
Cash and due from banks	26,100			40,520			44,396
Other assets	78,212			69,683			47,952
Total assets	$1,587,149			$1,642,895			$1,386,028

Liabilities and shareholders’ equity
Money market deposits	$227,819	$1,367	0.60%	254,723	$284	0.11%	$224,776	$307	0.14%
Savings deposits	375,377	795	0.21%	400,314	376	0.09%	306,911	280	0.09%
Time deposits	74,570	1,568	2.10%	59,016	163	0.28%	53,976	193	0.36%
Other borrowings	17,945	896	4.99%	-	-	0.00%	-	-	0.00%
Junior subordinated debentures	2,268	141	6.22%	10,310	359	3.48%	10,310	348	3.38%
Repurchase agreements and other	18,576	31	0.17%	12,327	67	0.54%	13,419	8	0.06%
Total interest-bearing liabilities	716,555	4,798	0.67%	736,690	1,249	0.17%	609,392	1,136	0.19%
Noninterest bearing demand deposits	726,191			773,293			645,955
Other liabilities	17,419			12,044			12,714
Shareholders’ equity	126,984			120,868			117,967
Total liabilities and shareholders’ equity	$1,587,149			$1,642,895			$1,386,028
Net interest income		$69,794			$58,509			$46,934
Net interest spread (4)			4.36%			3.73%			3.53%
Net interest margin (5)			4.71%			3.82%			3.63%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $3.0 million for 2023, $2.8 million for 2022 and $4.4 million for 2021 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net (costs)/ loan fees of ($1.3 million), $234 thousand and $5.7 million for 2023, 2022 and 2021, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2023 compared to 2022				2022 compared to 2021
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing cash and due from banks and deposits in banks	$(3,521)	$10,480	$(7,495)	$(536)	$71	$3,738	$769	$4,578
Taxable investment securities	1,987	2,389	740	5,116	1,581	1,321	761	3,663
Non-taxable investment securities	517	371	71	959	610	327	119	1,056
Loans held for sale	(479)	296	(278)	(461)	(351)	61	(26)	(316)
Loans	4,048	5,239	469	9,756	3,851	(1,049)	(95)	2,707
Total interest income	2,552	18,775	(6,493)	14,834	5,762	4,398	1,528	11,688

Interest-bearing liabilities:
Money market deposits	(30)	1,244	(131)	1,083	41	(56)	(8)	(23)
Savings deposits	(24)	472	(29)	419	85	8	3	96
Time deposits	43	1,078	284	1,405	18	(44)	(4)	(30)
Other borrowings	-	-	896	896	-	-	-	-
Junior subordinated debentures	(280)	282	(220)	(218)	-	11	-	11
Repurchase agreements and other	34	(46)	(24)	(36)	(1)	65	(5)	59
Total interest expense	(257)	3,030	776	3,549	143	(16)	(14)	113

Net interest income	$2,809	$15,745	$(7,269)	$11,285	$5,619	$4,414	$1,542	$11,575

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2023 compared to 2022.  Net interest income is the difference between interest income and interest expense.  Net interest income for the year ended December 31, 2023 was $69.8 million, an increase of $11.3 million from the $58.5 million earned during 2022. The increase in net interest income includes an increase of $14.8 million in interest income partially offset by an increase of $3.5 million in interest expense. Interest and fees on loans, including loans held for sale, increased by $9.3 million related to growth in the loan portfolio and an increase in yield on the portfolio. Net loan fees/costs declined from net fees of $234,000 during 2022 to net costs of $1.3 million during 2023. This decline is mostly related to a decline in fees earned on PPP loans. The average yield on loans, including loans held for sale, increased by 61 basis points from 5.28% during 2022 to 5.89% during 2023. The average prime rate increased from 4.86% in 2022 to 8.20% in 2023.

Interest on investment securities increased by $6.1 million from 2022, related to an increase in average investment securities of $100 million to $462 million and an increase in yield on the investment portfolio from 2.52% during 2022 to 3.29% during 2023. Interest on interest-earning cash balances decreased by $0.5 million related to a decrease in average interest-earning cash balances partially offset by an increase in the rate earned on these balances. The rate paid on interest-earning cash balances increased from 1.61% during 2022 to 5.05% during 2023 mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank. The average rate paid on Federal Reserve balances was 1.76% during 2022 and 5.1% during 2023. Average interest-earning cash balances declined from $305 million during 2022 to $87 million during 2023 related to a decline in average deposits and increases in average loans and investment securities.

Average interest earning assets during 2023 totaled $1.5 billion, a decrease of $50 million from 2022. This decrease in average interest earning assets resulted from a decline in average interest-earning cash balances of $218 million, mostly offset by increases of $68 million in average loan balances and $100 million in average investment securities. The average yield on interest earning assets increased by 113 basis points to 5.03%, related to increases in market rates.

Interest expense increased from $1.2 million during 2022 to $4.8 million during 2023 related to an increase in rate paid on interest bearing liabilities. The average rate paid on interest bearing liabilities increased from 0.17% during 2022 to 0.67% in 2023 related mainly to an increase in market interest rates and the effect of a 4% time deposit promotion. Beginning in April 2023 we began offering a time deposit promotion offering for a limited time 7-month and 11-month time deposits at an interest rate of 4%. We discontinued this promotion, which generated $46 million in deposits, on June 30, 2023. However, during the fourth quarter we allowed those customers who had promotional time deposits to renew those deposits at similar terms.   Interest paid on deposit accounts increased for all products mostly related to market conditions. In total interest paid on deposits increased by $2.9 million broken down by product type as follows: Money market accounts - $1.1 million, Savings accounts - $0.4 million and Time deposits - $1.4 million.

During March we redeemed our junior subordinated debentures with funding provided by a $10 million borrowing on Plumas Bancorp's line of credit/term loan facility. Interest expense incurred during the twelve months ended December 31, 2023, on the junior subordinated debentures totaled $141,000, down from $359,000 during 2022. Interest and fees incurred on the line of credit borrowing totaled $369,000 during the current period. During the fourth quarter of 2023 we borrowed $80 million under the BTFP.  Interest incurred on this borrowing totaled $527,000 during 2023.

Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest margin for the twelve months ended December 31, 2023, increased by 89 basis points to 4.71%, up from 3.82% in 2022.

2022 compared to 2021.  Net interest income increased by $11.6 million to $58.5 million during 2022 from $46.9 million for the year ended December 31, 2021. Driven by a large increase in the federal funds rate during 2022, interest income increased by $11.7 million from $48.1 million during 2021 to $59.8 million during the twelve months ended December 31, 2022. The increase in the federal funds rate had a much smaller effect on the Company's interest expense which increased by $113 thousand to $1.2 million. Interest and fees on loans, including loans held for sale, increased by $2.4 million, interest on investment securities increased by $4.7 million and interest on interest-bearing cash and due from banks and deposits in banks increased by $4.6 million. Net interest margin for the year ended December 31, 2022, increased 19 basis points to 3.82%, up from 3.63% during 2021.

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

Interest expense on deposits increased by $43 thousand to $823 thousand during 2022, up from $780 thousand during 2021. The average rate paid on interest bearing deposits decreased slightly from 0.13% during 2021 to 0.12% during 2022, while average interest-bearing deposits increased by $128 million to $714 million.

Interest expense on junior subordinated debentures increased by $11 thousand from $348 thousand during 2021 to $359 thousand during 2022 and interest on other interest-bearing liabilities increased by $59 thousand to $67 thousand.

As a result of the changes noted above, the net interest margin for 2022 increased by 19 basis points to 3.82%

Provision for credit losses. On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, referred to as the current expected credit loss (CECL) methodology. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $529,000 and an increase in the reserve for unfunded commitments of $258,000.  During 2023 we recorded a provision for credit losses of $2,775,000 an increase of $1,475,000 from $1,300,000 during 2022. The provision for credit losses during the current period consisted of a provision for credit losses-loans of $2,575,000 and an increase in the reserve for unfunded commitments of $200,000.  The increase in the reserves includes growth in the loan portfolio, an increase in qualitative reserves related to the continuation of increases in market interest rates and a reduction in economic activity. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified.  See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the twelve months ended December 31, 2023, and 2022 (in thousands).

Allowance for Credit Losses	December 31, 2023	December 31, 2022
Balance, beginning of period	$10,717	$10,352
Impact of CECL adoption	529	-
Provision charged to operations	2,575	1,300
Losses charged to allowance	(1,802)	(1,461)
Recoveries	848	526
Balance, end of period	$12,867	$10,717

Reserve for Unfunded Commitments	December 31, 2023	December 31, 2022
Balance, beginning of period	$341	$341
Impact of CECL adoption	258	-
Provision charged to operations	200	-
Balance, end of period	$799	$341

These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Based on information currently available, management believes that the allowance for credit losses is appropriate to absorb potential risks in the portfolio. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,			Change during Year
	2023	2022	2021	2023	2022
	(dollars in thousands)
Interchange revenue	$3,419	$3,401	$3,279	$18	$122
Service charges on deposit accounts	2,789	2,464	2,349	325	115
Gain on termination of swaps	1,707	-	-	1,707	-
Loan servicing fees	900	893	852	7	41
FHLB Dividends	418	293	233	125	60
Earnings on bank owned life insurance policies	417	391	380	26	11
Gain on sale of loans, net	234	2,696	1,008	(2,462)	1,688
Loss on sale of investments	-	-	(209)	-	209
Other income	838	912	824	(74)	88
Total non-interest income	$10,722	$11,050	$8,716	$(328)	$2,334

2023 compared to 2022. During 2023, non-interest income totaled $10.7 million, a decrease of $328,000 from $11.0 million during the twelve months ended December 31, 2022. The largest component of this decrease was a decline in gain on sale of SBA 7(a) loans of $2.5 million from $2.7 million during the twelve months ended December 31, 2022 to $234,000 during the current period. We did not sell SBA 7(a) loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021.  During 2022 we sold $50.5 million in guaranteed portions of SBA 7(a) loans. This compares to $5.3 million in sales during the current period. Partially offsetting the decline in SBA gains was a gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023. In addition, service charges on deposit accounts increased by $325,000. This was mostly related to our Yuba City, California branch acquired in the acquisition of Feather River Bancorp in 2021. During most of 2022 we waived service charges on deposit accounts at the Yuba City Branch.

During the fourth quarter of 2022 and continuing into 2023 we experienced a significant decline in premiums received on the sale of SBA loans; in response we chose to portfolio SBA 7(a) loans which do not meet a minimum premium on sale. During the current period we chose not to sell $4.1 million in salable guaranteed portions of SBA 7(a) loans as they did not meet our minimum premium on sale. Additionally, the SBA 7(a) loan product that is salable in the open market is variable rate tied to prime and we have seen a significant decline in interest in this product given the recent increases in the prime rate. While we continue to produce SBA 7(a) loans for sale at a greatly reduced rate, we have had success in funding fixed rate SBA 7(a) loans which we portfolio. At December 31, 2023, fixed rate SBA 7(a) loans totaled $23 million.

2022 compared to 2021. During 2022, non-interest income totaled $11.0 million, an increase of $2.3 million from the $8.7 million earned during 2021. This increase included increases in several categories of non-interest income, the largest of which was $1.7 million in gains on sale of SBA loans.  During 2022, we sold $50.5 million in guaranteed portions of SBA loans.  This compares to sales of $14.2 million during 2021. Loans held for sale at December 31, 2022 and 2021 totaling $2.3 million and $31.3 million, respectively, consist of the guaranteed portion of SBA 7(a) loans.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,			Change during Year
	2023	2022	2021	2023	2022
	(dollars in thousands)
Salaries and employee benefits	$20,320	$17,451	$12,792	$2,869	$4,659
Occupancy and equipment	5,302	4,610	3,983	692	627
Outside service fees	4,496	4,057	3,753	439	304
Professional fees	1,258	1,282	1,311	(24)	(29)
Advertising and promotion	941	673	431	268	242
Telephone and data communications	806	770	746	36	24
Armored car and courier	767	675	498	92	177
Director compensation, education and retirement	763	606	498	157	108
Deposit insurance	737	528	455	209	73
Business development	615	506	343	109	163
Loan collection costs	423	274	284	149	(10)
Amortization of Core Deposit Intangible	237	284	246	(47)	38
Other operating expense	865	874	698	(9)	176
Total non-interest expense	$37,530	$32,590	$26,038	$4,940	$6,552

2023 compared to 2022.  During 2023, non-interest expense increased by $4.9 million to $37.5 million. The largest components of this increase were $2.9 million in salary and benefit expense, $692,000 in occupancy and equipment costs, $439,000 in outside service fees and $268,000 in advertising and shareholder relations. The largest single components of the increase in salary and benefit expense were a $1.5 million increase in salary expense and a $1.2 million reduction in the deferral of loan origination expense. We attribute much of the increase in salary expense to two factors. Merit and promotional salary increases and employee termination costs which included $115,000 related to the termination of our automobile loan program. We have seen a reduction in loan demand given the current economic environment, especially in SBA 7(a) loans tied to the prime interest rate resulting in the reduction in the deferral of loan origination costs. Occupancy and equipment costs increased by $692,000, a considerable portion of which relates to snow removal and other costs attributable to an unusually harsh winter in our service area and to our new Chico, California branch. The increase in outside service fees was spread among several different categories, none of which exceeded $100,000. The increase in advertising costs reflects an increase in our budgeted advertising program, with an emphasis on Northern Nevada growth opportunities.

2022 compared to 2021. During 2022, non-interest expense increased by $6.6 million.  The largest components of this increase were $4.7 million in salary and benefit expense, $627 thousand in occupancy and equipment costs, $304 thousand in outside service fees, $242 thousand in advertising and shareholder relations and $163 thousand in business development expense. The largest component of the increase in salary and benefit expense was related to a $2.3 million ERC recorded in 2021 as a reduction in salary and benefit expense. The ERC was made available under the Coronavirus Aid, Relief, and Economic Security Act and modified and extended under the Taxpayer Certainty and Disaster Tax Relief Act of 2020. Other significant increases in salary and benefit expense include $1.4 million in salary expense and $889 thousand in accrued bonus expense. The salary expense includes normal merit increases, promotional increases and and a full year of salaries at our Yuba City branch.  The increase in bonus expense includes the effect of the increase in pretax pre-bonus income during the comparison period as well as an increase in performance compared to peers.

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

Provision for Income Taxes. The Company recorded an income tax provision of $10.4 million, or 26.0% of pre-tax income for the year ended December 31, 2023. This compares to an income tax provision of $9.2 million, or 25.9% of pre-tax income during 2022. The percentages for 2023 and 2022 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed, and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2023 and 2022 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Total assets at December 31, 2023, were $1.6 billion, a decrease of $10.6 million from December 31, 2022. Net loans, including loans held for sale, increased by $42.3 million from $906.3 million on December 31, 2022, to $948.6 million at December 31, 2023. Investment securities increased by $44.5 million from $444.7 million on December 31, 2022, to $489.2 million on December 31, 2023.  All other assets, excluding cash and cash equivalents, increased by $0.3 million. These increases were offset by a decrease in cash and equivalents of $97.8 million to $85.7 million.  Deposits totaled $1.3 billion at December 31, 2023, a decrease of $124.2 million from December 31, 2022.  Borrowings increased to $90 million. There were no borrowings outstanding at December 31, 2022; however, there were $10 million in junior subordinated deferrable interest debentures which were redeemed in 2023. Shareholders’ equity increased by $28.3 million from $119.0 million on December 31, 2022, to $147.3 million on December 31, 2023. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans, excluding loans held for sale, increased by $47 million, or 5%, from $912 million at December 31, 2022, to $959 million at December 31, 2023. Increases in loans included $28 million in commercial real estate loans, $14 million in construction loans, $7 million in agricultural loans, $2 million in equity lines of credit, and $1 million in automobile loans; these items were partially offset by decreases of $3 million in residential real estate loans and $2 million in commercial loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect auto loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2023	12/31/2023	12/31/2022	12/31/2022
Commercial	$74,271	7.8%	$76,680	8.4%
Agricultural	129,389	13.5%	122,873	13.5%
Real estate – residential	11,914	1.2%	15,324	1.7%
Real estate – commercial	544,339	56.8%	516,107	56.6%
Real estate – construction & land development	57,717	6.0%	43,420	4.8%
Equity Lines of Credit	37,871	4.0%	35,891	3.9%
Auto	98,132	10.2%	96,750	10.6%
Other	4,931	0.5%	4,904	0.5%
Total	$958,564	100%	$911,949	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 77% of the total loan portfolio at December 31, 2023. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2023 and December 31, 2022, approximately 78% and 80% respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 20% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

The following table sets forth the maturity of gross loan categories as of December 31, 2023. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One	After 5
	Within	Through 5	Through 15	Due After 15
	One Year	Years	Years	Years	Total
	( in thousands)
Commercial	$16,171	$50,683	$7,086	$331	$74,271
Agricultural	67,702	45,553	10,492	5,642	129,389
Real estate – residential	2,561	7,331	1,711	311	11,914
Real estate – commercial	44,232	134,282	226,606	139,219	544,339
Real estate – construction & land development	20,537	9,063	13,053	15,064	57,717
Equity Lines of Credit	8,601	28,700	570	-	37,871
Auto	23,736	65,976	8,420	-	98,132
Other	1,446	80	32	3,373	4,931
Total	$184,986	$341,668	$267,970	$163,940	$958,564

Amount due after one year at fixed interest rates:

(in thousands)
Commercial	$30,034
Agricultural	2,057
Real estate – residential	6,526
Real estate – commercial	19,190
Real estate – construction & land development	12,705
Equity Lines of Credit	1,559
Auto	74,396
Other	3,485
Total	$149,952

Amount due after one year at variable interest rates:

(in thousands)
Commercial	$28,066
Agricultural	59,630
Real estate – residential	2,826
Real estate – commercial	480,918
Real estate – construction & land development	24,475
Equity Lines of Credit	27,711
Auto	-
Other	-
Total	$623,626

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off- balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchase credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the Standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of adoption. The Company recognized an increase in the ACL for loans totaling $529,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $156,000 in taxes. Additionally, the Company recognized an increase in the reserve for unfunded commitments of $258,000, as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings, net of $76,000 in taxes.

The allowance for credit losses is established through charges to earnings in the form of the provision for credit losses. Loan losses are charged to, and recoveries are credited to, the allowance for credit losses. The allowance for credit losses is maintained at a level deemed appropriate by management to provide for known and inherent risks in the loan portfolio.

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and December 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2023, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

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

The following table provides selected credit ratios as of December 31, 2023, 2022 and 2021:

(dollars in thousands)	As of and for the Year Ended December 31,
	2023	2022	2021
Allowance for credit losses to total loans outstanding	1.34%	1.18%	1.23%
Allowance for credit losses	$12,867	$10,717	$10,352
Total loans outstanding	$961,471	$911,949	$838,587
Nonaccrual loans to total loans outstanding	0.50%	0.13%	0.58%
Nonaccrual loans	$4,820	$1,172	$4,863
Total loans outstanding	$961,471	$911,949	$838,587
Allowance for credit losses to nonaccrual loans	266.95%	914.42%	212.87%
Allowance for credit losses	$12,867	$10,717	$10,352
Nonaccrual loans	$4,820	$1,172	$4,863
Net charge-offs during the period to average loans outstanding:
Commercial	0.10%	0.21%	0.09%
Net charge-off during the period	$79	$180	$116
Average amount outstanding	$75,760	$85,460	$133,433
Agricultural	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$124,798	$124,389	$99,598
Real estate - residential	(0.02%)	(0.02%)	(0.03%)
Net charge-off during the period	$(3)	$(3)	$(3)
Average amount outstanding	$14,223	$15,680	$11,236
Real estate - commercial	0.00%	0.00%	0.00%
Net charge-off during the period	$(1)	$17	$(8)
Average amount outstanding	$520,498	$445,348	$376,048
Real estate - construction & land development	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$55,034	$57,367	$36,446
Equity lines of credit	(0.00%)	(0.00%)	(0.01%)
Net charge-off during the period	$-	$-	$(4)
Average amount outstanding	$36,371	$34,458	$33,662
Auto	0.79%	0.80%	0.63%
Net charge-off during the period	$804	$713	$567
Average amount outstanding	$101,800	$89,442	$90,651
Other	1.36%	0.61%	0.16%
Net charge-off during the period	$75	$28	$7
Average amount outstanding	$5,513	$4,584	$4,453
Total Loans	0.10%	0.11%	0.09%
Net charge-off during the period	$954	$935	$675
Average amount outstanding	$933,997	$856,728	$785,527

The allowance for credit losses totaled $12.9 million at December 31, 2023, and $10.7 million at December 31, 2022. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $28,000 on December 31, 2023. There were no specific reserves related to collateral dependent loans on December 31, 2022. The allowance for credit losses as a percentage of total loans was 1.34% on December 31, 2023 and 1.18% on December 31, 2022.

The following table provides a breakdown of the allowance for credit losses:

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2023	12/31/2023	12/31/2022	12/31/2022
Commercial	$1,134	7.8%	$892	8.4%
Agricultural	1,738	13.5%	1,086	13.5%
Real estate – residential	137	1.2%	138	1.7%
Real estate – commercial	6,678	56.8%	4,980	56.6%
Real estate – construction & land development	797	6.0%	1,500	4.8%
Equity Lines of Credit	439	4.0%	687	3.9%
Auto	1,865	10.2%	1,289	10.6%
Other	79	0.5%	145	0.5%
Total	$12,867	100%	$10,717	100%

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

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	(dollars in thousands)
	2023	2022	2021
Nonaccrual loans	$4,820	$1,172	$4,863
Loans past due 90 days or more and still accruing	-	-	-
Total nonperforming loans	4,820	1,172	4,863
Other real estate owned	357	0	487
Other vehicles owned	138	18	47
Total nonperforming assets	$5,315	$1,190	$5,397
Interest income forgone on nonaccrual loans	$257	$121	$381
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-
Nonperforming loans to total loans	0.50%	0.13%	0.58%
Nonperforming assets to total assets	0.33%	0.07%	0.33%

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $18.3 million from $3.4 million on December 31, 2022 to $21.7 million on December 31, 2023. Loans classified as special mention decreased by $13.5 million from $22.8 million on December 31, 2022 to $9.3 million on December 31, 2023. The increase in substandard loans is primarily related to agricultural loans to one borrower. At December 31, 2023 the loans to this borrower are on accrual status; however, they could move to nonaccrual if the borrower's financial condition worsens, the Bank's collateral position in respect to these loans deteriorates, or if the borrower is unable to meet their payment obligations.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on December 31, 2023 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

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

As of December 31, 2023, there were no loans held for sale. At December 31, 2022, the Company had $2.3 million in SBA government guaranteed loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented one property totaling $357 thousand at December 31, 2023. There were no OREO holdings at December 31, 2022. Nonperforming assets as a percentage of total assets were 0.33% at December 31, 2023 and 0.07% at December 31, 2022.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2023 and 2022, dollars in thousands:

	Year Ended December 31,
	Number	2023	Number	2022
Beginning Balance	-	$-	3	$487
Additions	2	440	-	-
Dispositions	(1)	(83)	(3)	(487)
Ending Balance	1	$357	-	$-

Investment Portfolio and Federal Reserve Balances. Total investment securities were $489.2 million as of December 31, 2023 and $444.7 million as of December 31, 2022. Net unrealized losses on available-for-sale investment securities totaling $46.1 million were recorded, net of $13.6 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. Net unrealized losses on available-for-sale investment securities totaling $54.2 million were recorded, net of $16.0 million in tax benefit, as accumulated other comprehensive income within shareholders' equity at December 31, 2022. No securities were sold during the twelve months ended December 31, 2023 and 2022.

The investment portfolio at December 31, 2023 consisted of $6.9 million in U.S. Treasury securities, $235.9 million in securities of U.S. Government-sponsored agencies, $116.0 million in securities of U.S. Government-agencies and 244 municipal securities totaling $130.4 million. The investment portfolio at December 31, 2022 consisted of $9.7 million in U.S. Treasury securities, $214.4 million in securities of U.S. Government-sponsored agencies, $99.6 million in securities of U.S. Government-agencies and 239 municipal securities totaling $121.0 million.

There were no Federal funds sold at December 31, 2023 and December 31, 2022; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $52.9 million at December 31, 2023 and $154.4 million at December 31, 2022. The balance, on December 31, 2023, earns interest at the rate of 5.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2023. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury securities	$6,880	2.90%	$-	-%	$-	-%	$-	-%	$6,880	2.90%
U.S. Government-sponsored agency mortgage-backed securities - residential	1,604	2.69%	89,871	3.51%	144,456	3.04%	-	-%	235,931	3.21%
U.S. Government agency mortgage-backed securities - commercial	2,506	4.80%	44,572	2.92%	68,874	3.59%	-	-%	115,952	3.31%
Municipal obligations	1,740	3.69%	5,390	3.54%	14,091	3.67%	109,197	3.22%	130,418	3.28%
Total	$12,730	3.36%	$139,833	3.32%	$227,421	3.25%	$109,197	3.22%	$489,181	3.25%

Deposits. Total deposits decreased by $124 million to $1.3 billion at December 31, 2023. The decrease in deposits includes decreases of $74 million in demand deposits, $69 million in savings, and $24 million in money market accounts deposits. Partially offsetting these decreases was an increase in time deposit of $43 million. We attribute much of the decrease to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances. Beginning in April 2023 we began offering a time deposit promotion offering 7-month and 11-month time deposits at an interest rate of 4%. Effective June 30, 2023 we discontinued this promotion which generated $46 million in deposits. However, beginning in the fourth quarter we allowed those customers who had promotional time deposits to renew those deposits at similar terms. At December 31, 2023, 52% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

The following tables show the distribution of deposits by type at December 31, 2023 and 2022 and the average balance and rates paid on deposits for the three years ending December 31, 2023:

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2023	12/31/2023	12/31/2022	12/31/2022
Non-interest bearing	$692,768	51.9%	$766,549	52.6%
Money Market	214,185	16.1%	237,924	16.3%
Savings	335,050	25.1%	404,150	27.7%
Time	91,652	6.9%	49,186	3.4%
Total Deposits	$1,333,655	100%	$1,457,809	100%

	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
(dollars in thousands)	12/31/2023	12/31/2023	12/31/2022	12/31/2022	12/31/2021	12/31/2021
Non-interest bearing	$726,191		$773,293		$645,955

Money Market	227,819	0.60%	254,723	0.11%	224,776	0.14%
Savings	375,377	0.21%	400,314	0.09%	306,911	0.09%
Time	74,570	2.10%	59,016	0.28%	53,976	0.36%
Total interest bearing	$677,766	0.55%	$714,053	0.12%	$585,663	0.13%

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

Estimated uninsured deposits totaled $416 million and $478 million at December 31, 2023, and December 31, 2022, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	December 31,	December 31,
(dollars in thousands)	2023	2022
Remaining maturity:
Three months or less	$6,044	$1,790
After three through six months	10,097	257
After six through twelve months	5,428	1,688
After twelve months	757	76
Total	$22,326	$3,811

Short-term Borrowing Arrangements.  The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $215 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $396 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2023, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Company is also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million, secured by $107 million in par value of securities pledged as collateral under the BTFP.  This borrowing is payable on December 18, 2024, and earns interest at the rate of 4.96%.  Borrowings under the BTFP can be prepaid without penalty.  Interest expense recognized on the BTFP borrowings for the twelve months ended December 31, 2023, totaled $527 thousand. In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at December 31, 2023, and December 31, 2022.

Note Payable.  On January 25, 2022 the Company replaced its existing $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below.  The Company was in compliance with all covenants related to the Term Note at December 31, 2023. Interest expense recognized on the Term Note for the twelve months ended December 31, 2023, totaled $369 thousand. There were no borrowings on the Term Note during 2022.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $23.1 million and $18.6 million at December 31, 2023, and December 31, 2022, respectively are secured by U.S. Government agency securities with a carrying amount of $34.1 million and $29.6 million at December 31, 2023, and December 31, 2022, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

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

On February 9, 2023, Plumas Bancorp submitted redemption notices to redeem $6,000,000 of trust preferred securities of Plumas Statutory Trust I (“Trust I”) and $4,000,000 of trust preferred securities of Plumas Statutory Trust II (“Trust II”). The trust preferred securities were redeemed, along with an aggregate of $310,000 in common securities issued by the trusts and held by the Company and 100% of the Company’s junior subordinated debentures due 2032 held by Trust I and 100% of the Company’s junior subordinated debentures due 2035 held by Trust II underlying the trust preferred securities.

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

Interest expense, net of the effect of interest rate swaps, recognized by the Company for the years ended December 31, 2023, 2022 and 2021 related to the subordinated debentures was $141,000, $359,000 and $348,000, respectively.  See the following paragraph for a description of the swaps.

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

Capital Resources

Shareholders’ equity increased by $28.3 million from $119.0 million at December 31, 2022 to $147.3 million at December 31, 2023. The $28.3 million increase was related to net income during 2023, of $29.8 million, a decline in accumulated other comprehensive loss of $4.3 million and stock option and restricted stock activity of $661,000 partially offset by shareholder dividends of $5.9 million and $554,000 related to the cumulative change from adoption of ASU 2016-13.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023 and February 15, 2023 and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of 14 cents per share on February 15, 2021, May 17, 2021, August 16, 2021, and November 15, 2021.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%  and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules.

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2023.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2023, the Company had $174.6 million in unfunded loan commitments and $108 thousand in letters of credit. This compares to $178.7 million in unfunded loan commitments and no letters of credit at December 31, 2022. Of the $174.6 million in unfunded loan commitments, $111.2 million and $63.4 million represented commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2023, $114.3 million were secured by real estate, of which $60.2 million was secured by commercial real estate and $54.1 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases two lending offices, two branch offices, the land under our Yuba City branch, three administrative offices and two standalone ATM locations.  The expiration dates of the leases vary, with the first such lease expiring during 2024 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the years ended December 31, 2023, 2022 and 2021 was $635,000, $611,000 and $507,000, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $215 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $396 million. The Company is also eligible to participate in the Bank Term Lending Program. At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million, secured by $107 million in par value of securities pledged as collateral under the BTFP.   In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, or the correspondent banks at December 31, 2023, and December 31, 2022.

Customer deposits are the Company’s primary source of funds. Total deposits decreased by $124 million from $1.5 billion at December 31, 2022, to $1.3 billion at December 31, 2023. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $416 million in uninsured deposits. Of this amount, $85 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

Subsequent Event

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”) with Mountainseed Real Estate Services, LLC, a Georgia limited liability company (“Mountainseed”), providing for the Bank’s sale to Mountainseed of up to 12 properties (the “Properties”) for an aggregate cash purchase price of $33.6 million, assuming all of the Properties are sold. Eleven of the Properties are located in California, and one is located in Nevada.

One Sale Agreement provides for the sale to Mountainseed of up to nine properties owned and operated by the Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million, assuming all of the Branches are sold.  The second Sale Agreement provides for the sale to Mountainseed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”) for an aggregate cash purchase price of $7.9 million, assuming all of the Non-Branch Offices are sold.  The closing date on the Non-Branch Offices has been extended to September 16, 2024.

Under the Sale Agreements, the parties have agreed, concurrently with the closing of the sale of the Properties, to enter into triple net lease agreements (the “Lease Agreements”) pursuant to which the Bank will lease each of the Properties sold. Each Lease Agreement will have an initial term of fifteen years with one 15-year renewal option. The Lease Agreements will provide for an annual rent of approximately $3.1 million in the aggregate for all Properties; increased by two percent (2%) per annum for each year during the initial Term.  During the renewal term, the initial rent will be the basic rent during the last year of the initial term, increased by two percent (2%) per annum for each year during the renewal term.

The branch portion of the sale was completed on February 14, 2024.  A total of nine branches were sold resulting in gross proceeds of $25.7 million and a net gain on sale of $19.8 million. This gain was offset by losses totaling $19.8 million on the sale of approximately $115 million in investment securities. Proceeds from the sale of these investment securities and the proceeds from the branch sales were used to purchase new, higher yielding, securities and to increase cash balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm, are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2023, 2022 and 2021.

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Plumas Bancorp and Subsidiary
Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

(Continued)

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company adopted the provisions of FASB Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As discussed in Note 5 to the Company’s consolidated financial statements, the Company has a gross loan portfolio, net of deferred fees and costs of $961.5 million and related allowance for credit losses (ACL) of $12.9 million as of December 31, 2023. As discussed in Notes 2 and 5 to the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures performed to address this critical audit matter included:

●

Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

●

Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification, determination and controls related to the significant assumptions used in the models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

●

Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

●	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

●	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

●	Evaluating the reasonableness of forecasted economic scenarios.

●

Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2013, (such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP by Eide Bailly LLP in 2019).

San Ramon, California

March 20, 2024

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
ASSETS

Cash and cash equivalents	$85,655,000	$183,426,000
Investment securities available for sale	489,181,000	444,703,000
Loans held for sale	-	2,301,000
Loans, less allowance for credit losses of $12,867,000 in December 31, 2023 and $10,717,000 in 2022	948,604,000	903,968,000
Other real estate owned	357,000	-
Premises and equipment, net	18,948,000	18,100,000
Bank owned life insurance	16,110,000	16,020,000
Goodwill	5,502,000	5,502,000
Accrued interest receivable and other assets	46,059,000	47,024,000

Total assets	$1,610,416,000	$1,621,044,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$692,768,000	$766,549,000
Interest bearing	640,887,000	691,260,000

Total deposits	1,333,655,000	1,457,809,000

Repurchase agreements	23,054,000	18,624,000
Accrued interest payable and other liabilities	16,390,000	15,297,000
Borrowings	90,000,000	-
Junior subordinated deferrable interest debentures	-	10,310,000

Total liabilities	1,463,099,000	1,502,040,000

Commitments and contingencies (Note 12)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,871,523 at December 31, 2023 and 5,850,216 at December 31, 2022	28,033,000	27,372,000
Retained earnings	151,748,000	128,388,000
Accumulated other comprehensive loss, net of taxes	(32,464,000)	(36,756,000)

Total shareholders' equity	147,317,000	119,004,000

Total liabilities and shareholders' equity	$1,610,416,000	$1,621,044,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Interest income:
Interest and fees on loans	$54,950,000	$45,194,000	$42,487,000
Interest and fees on loans held for sale	49,000	510,000	826,000
Interest on investment securities:
Taxable	11,525,000	6,409,000	2,746,000
Exempt from Federal income taxes	3,681,000	2,722,000	1,666,000
Other	4,387,000	4,923,000	345,000

Total interest income	74,592,000	59,758,000	48,070,000

Interest expense:
Interest on deposits	3,730,000	823,000	780,000
Interest on junior subordinated deferrable interest debentures	141,000	359,000	348,000
Interest on borrowings	896,000	-	-
Other	31,000	67,000	8,000

Total interest expense	4,798,000	1,249,000	1,136,000

Net interest income before provision for credit losses	69,794,000	58,509,000	46,934,000

Provision for credit losses	2,775,000	1,300,000	1,125,000

Net interest income after provision for credit losses	67,019,000	57,209,000	45,809,000

Non-interest income:
Interchange revenue	3,419,000	3,401,000	3,279,000
Service charges	2,789,000	2,464,000	2,349,000
Gain on termination of swaps	1,707,000	-	-
Loan servicing fees	900,000	893,000	852,000
Earnings on bank owned life insurance policies, net	417,000	391,000	380,000
Gain on sale of loans held for sale	234,000	2,696,000	1,008,000
Loss on sale of investment securities	-	-	(209,000)
Other	1,256,000	1,205,000	1,057,000

Total non-interest income	10,722,000	11,050,000	8,716,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021

Non-interest expenses:
Salaries and employee benefits	$20,320,000	$17,451,000	$12,792,000
Occupancy and equipment	5,302,000	4,610,000	3,983,000
Other	11,908,000	10,529,000	9,263,000
Total non-interest expenses	37,530,000	32,590,000	26,038,000

Income before income taxes	40,211,000	35,669,000	28,487,000

Provision for income taxes	10,435,000	9,225,000	7,478,000

Net income	$29,776,000	$26,444,000	$21,009,000

Basic earnings per common share	$5.08	$4.53	$3.82
Diluted earnings per common share	$5.02	$4.47	$3.76
Common dividends per share	$1.00	$0.64	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Net Income	$29,776,000	$26,444,000	$21,009,000
Other comprehensive income (loss):
Change in net unrealized income (loss) on securities	8,095,000	(55,849,000)	(5,138,000)
Change in unrealized gain on cash flow hedge	(295,000)	1,395,000	465,000
Less: reclassification adjustments for net (gain) loss included in net income	(1,707,000)	-	209,000
Net unrealized holding gain ( loss)	6,093,000	(54,454,000)	(4,464,000)
Related tax effect:
Change in net unrealized loss on securities	(2,393,000)	16,510,000	1,519,000
Change in unrealized gain on cash flow hedge	87,000	(412,000)	(138,000)
Reclassification of gain included in net income	505,000	-	(62,000)
Income tax effect	(1,801,000)	16,098,000	1,319,000
Other comprehensive income (loss)	4,292,000	(38,356,000)	(3,145,000)
Total comprehensive income (loss)	$34,068,000	$(11,912,000)	$17,864,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income (loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2021	5,182,232	$7,656,000	$87,753,000	$4,745,000	$100,154,000

Net Income			21,009,000		21,009,000
Other comprehensive income				(3,145,000)	(3,145,000)
Issuance of common stock	598,020	18,657,000			18,657,000
Exercise of stock options	36,739	265,000			265,000
Cash dividends on common stock			(3,081,000)		(3,081,000)
Stock-based compensation expense		223,000			223,000
Balance, December 31, 2021	5,816,991	26,801,000	105,681,000	1,600,000	134,082,000

Net Income			26,444,000		26,444,000
Other comprehensive loss				(38,356,000)	(38,356,000)
Grants of restricted stock	1,650	-			-
Exercise of stock options	31,575	309,000			309,000
Cash dividends on common stock			(3,737,000)		(3,737,000)
Stock-based compensation expense		262,000			262,000
Balance, December 31, 2022	5,850,216	27,372,000	128,388,000	(36,756,000)	119,004,000

Cumulative change from adoption of ASU 2016-13			(554,000)		(554,000)
Net Income			29,776,000		29,776,000
Other comprehensive income				4,292,000	4,292,000
Exercise of stock options	22,132	339,000			339,000
Termination of restricted stock	(825)
Cash dividends on common stock			(5,862,000)		(5,862,000)
Stock-based compensation expense		322,000			322,000
Balance, December 31, 2023	5,871,523	$28,033,000	$151,748,000	$(32,464,000)	$147,317,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021

Cash flows from operating activities:
Net income	$29,776,000	$26,444,000	$21,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,775,000	1,300,000	1,125,000
Change in deferred loan origination costs/fees, net	(318,000)	(2,363,000)	(3,193,000)
Stock-based compensation expense	322,000	262,000	223,000
Depreciation and amortization	1,667,000	1,899,000	1,673,000
Amortization of investment security premiums	1,268,000	1,185,000	1,134,000
Accretion of discounts on investments	(761,000)	(331,000)	(71,000)
Loss on sale of investment securities	-	-	209,000
Gain on sale of loans held for sale	(234,000)	(2,696,000)	(1,008,000)
Loans originated for sale	(1,736,000)	(25,707,000)	(43,487,000)
Proceeds from loan sales	5,739,000	55,356,000	15,799,000
Provision from change in OREO valuation	-	-	37,000
Net (gain) loss on sale of OREO	(39,000)	37,000	2,000
Net loss on sale of other vehicles owned	28,000	54,000	1,000
Earnings on bank owned life insurance policies	(417,000)	(391,000)	(380,000)
Deferred income tax	(702,000)	1,033,000	(1,303,000)
Decrease (increase) in accrued interest receivable and other assets	335,000	(1,094,000)	(876,000)
Increase in accrued interest payable and other liabilities	635,000	1,897,000	688,000
Net cash provided by (used in) operating activities	38,338,000	56,885,000	(8,418,000)

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$4,565,000	$830,000	$500,000
Proceeds from sale of available-for-sale securities	-	-	19,981,000
Purchases of available-for-sale investment securities	(73,111,000)	(227,070,000)	(196,161,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	31,656,000	30,748,000	43,178,000
Net (increase) decrease in loans	(49,764,000)	(72,883,000)	30,468,000
Cash acquired in acquisition, net of consideration paid	-	-	23,631,000
Proceeds from sale of vehicles	484,000	450,000	324,000
Proceeds from sale of other real estate	122,000	487,000	137,000
Purchases of FHLB stock	(2,540,000)	(514,000)	(231,000)
Purchase of FRB Stock	(8,000)	(6,000)	(706,000)
Proceeds from bank owned life insurance	322,000	215,000	-
Purchases of premises and equipment	(2,278,000)	(3,023,000)	(931,000)
Net cash used in investing activities	(90,552,000)	(270,766,000)	(79,810,000)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(166,620,000)	33,986,000	296,547,000
Net increase (decrease) in time deposits	42,466,000	(15,176,000)	(8,233,000)
Net increase in securities sold under agreements to repurchase	4,430,000	1,341,000	3,405,000
Cash dividends paid on common stock	(5,862,000)	(3,737,000)	(3,081,000)
Repayment of FHLB advances	-	-	(5,000,000)
Redemption of Trust Preferred Securities	(10,310,000)	-	-
Increase in other borrowings	90,000,000	-	-
Proceeds from exercise of stock options	339,000	309,000	265,000
Net cash (used in) provided by financing activities	(45,557,000)	16,723,000	283,903,000

(Decrease) increase in cash and cash equivalents	(97,771,000)	(197,158,000)	195,675,000

Cash and cash equivalents at beginning of year	183,426,000	380,584,000	184,909,000
Cash and cash equivalents at end of year	$85,655,000	$183,426,000	$380,584,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$3,628,000	$1,246,000	$1,127,000
Income taxes	$12,261,000	$6,900,000	$9,190,000
Assets acquired in acquisition plus goodwill recognized, net	$-	$-	$204,960,000
Liabilities assumed in acquisition	$-	$-	$181,565,000

Non-Cash Investing Activities:
Real estate acquired through foreclosure	$440,000	$-	$258,000
Vehicles acquired through repossession	$632,000	$512,000	$342,000

Non-Cash Financing Activities:
Common stock retired in connection with the exercise of stock options	$154,000	$84,000	$119,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2023. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for credit losses, loan servicing rights, deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2023 was $7.1 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2023 and 2022 the Company did not have any investment securities classified as held-to-maturity.

●

Trading, trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. As of December 31, 2023 and 2022 the Company did not have any investment securities classified as trading.

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

The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2023, 2022 or 2021.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2023 and December 31, 2022, the Company held $6,234,000 and $4,964,000, respectively of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank (FRB) Stock

The Bank is a member of its regional Federal Reserve Bank.  FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2023 and December 31, 2022, the Company held $1,371,000 and $1,364,000, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

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

As of December 31, 2023, there were no loans held for sale.  At December 31, 2022, the Company had $2.3 million in guaranteed portions of SBA loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

SBA Government guaranteed loans with unpaid balances of $113,176,000 and $133,927,000 were being serviced for others at December 31, 2023 and 2022, respectively.

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

Loans

Loans that management has the intent and ability to hold for foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for credit losses. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Credit Losses

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics, including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and December 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2023, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

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

Allowance for Credit Losses (continued)

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

Allowance for Credit Losses (continued)

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the Federal Reserve (FRB) and the Department of Financial Protection and Innovation (“DFPI”), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. At December 31, 2023 other real estate owned totaled $357,000 consisting of one residential real estate property.  There was no other real estate owned at December 31, 2022.  There was one consumer mortgage loan with a balance of $122,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2023 and one consumer mortgage loan with a balance of $83,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2022.    Proceeds from sales of other real estate owned totaled $122,000, $487,000 and $137,000 for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021 the Company recorded gains (losses) on sale of other real estate owned of $39,000, ($37,000) and ($2,000), respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired. Any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for credit losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Beginning balance	$-	$487,000
Additions	440,000	-
Dispositions	(83,000)	(487,000)
Write-downs	-	-
Ending balance	$357,000	$-

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

Aggregate amortization expense was $237,000, $284,000, and $246,000 for 2023, 2022 and 2021.

The gross carrying amount of intangible assets and accumulated amortization was:

	2023		2022
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$2,263,000	$1,271,000	$2,263,000	$1,034,000

Estimated amortization expense for each of the next five years is $201,000, $172,000, $153,000, $138,000 and $120,000.

Goodwill totaling $5,502,000 was recorded on July 1, 2021, related to the acquisition of Feather River Bancorp. Goodwill is not amortized but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended  December 31, 2023, 2022 and 2021.

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

Low Income Housing Tax Credits

The Company accounts for low-income housing tax credits and the related qualified affordable housing projects using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Upon entering into a qualified affordable housing project, the Company records, in other liabilities, the entire amount that it has agreed to invest in the project, and an equal amount, in other assets, representing its investment in the project. As the Company disburses cash to satisfy its investment obligation, other liabilities are reduced. Over time, as the tax credits and other tax benefits of the project are realized by the Company, the investment recorded in other assets is reduced using the proportional amortization method.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2023 and 2022.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains on cash flow hedges which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized losses on securities available for sale was $0, $0 and $209,000 for 2023, 2022 and 2021, with the related tax benefit of $0, $0 and $62,000, respectively. During 2023 the amount reclassified out of other accumulated comprehensive income relating to realized gains on our cash flow hedges was $1,707,000 with the related tax expense of $505,000.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock based compensation plans, net of related tax benefit, recorded in 2023, 2022 and 2021 totaled $300,000, $224,000 and $208,000 or $0.05, $0.04 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During 2022 the Company granted options to purchase 117,000 shares of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.  During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during 2023 and 2022 totaled $4,000 and $21,000, respectively.  Of the 1,650 restricted stock shares issued, 825 are fully vested and 825 were terminated in 2023.

2022
Expected life of stock options (in years)	6.1
Risk free interest rate	2.96%
Annualized Volatility	31.8%
Dividend yields	2.06%
Weighted-average fair value of options granted during the year	$8.85

No options were granted during the year ended December 31, 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2023 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$85,655,000	$85,655,000			$85,655,000
Investment securities	489,181,000		$489,181,000		489,181,000
Loans, net	948,604,000			$923,500,000	923,500,000
FHLB stock	6,234,000				N/A
FRB Stock	1,371,000				N/A
Accrued interest receivable	8,227,000	30,000	2,739,000	5,458,000	8,227,000
Financial liabilities:
Deposits	1,333,655,000	1,242,003,000	92,311,000		1,334,314,000
Repurchase agreements	23,054,000		23,054,000		23,054,000
Borrowings	90,000,000			86,100,000	86,100,000
Accrued interest payable	1,251,000	23,000	914,000	314,000	1,251,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2022 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$183,426,000	$183,426,000			$183,426,000
Investment securities	444,703,000		$444,703,000		444,703,000
Interest rate swaps	2,002,000		2,002,000		2,002,000
Loan, held for sale	2,301,000		2,301,000		2,301,000
Loans, net	903,968,000			$884,814,000	884,814,000
FHLB stock	4,964,000				N/A
FRB Stock	1,364,000				N/A
Accrued interest receivable	7,433,000	63,000	2,309,000	5,061,000	7,433,000
Financial liabilities:
Deposits	1,457,809,000	1,408,623,000	49,627,000		1,458,250,000
Repurchase agreements	18,624,000		18,624,000		18,624,000
Junior subordinated deferrable interest debentures	10,310,000			7,770,000	7,770,000
Accrued interest payable	81,000	16,000	40,000	25,000	81,000

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2023 are summarized below:

		Fair Value Measurements at
		December 31, 2023 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$6,880,000	$-	$6,880,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	235,931,000	-	235,931,000	-
U.S. Government agencies collateralized by mortgage obligations-commercial	115,952,000	-	115,952,000	-
Obligations of states and political subdivisions	130,418,000	-	130,418,000	-
	$489,181,000	$-	$489,181,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2022 are summarized below:

		Fair Value Measurements at
		December 31, 2022 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$9,707,000	$-	$9,707,000	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	214,408,000	-	214,408,000	-
U.S. Government agencies collateralized by mortgage obligations-commercial	99,581,000	-	99,581,000	-
Obligations of states and political subdivisions	121,007,000	-	121,007,000	-
Interest rate swaps	2,002,000	-	2,002,000	-
	$446,705,000	$-	$446,705,000	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023, are summarized below:

Fair Value Measurements at December 31, 2023 Using:
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Collateral-dependent loans
Commercial	$27	$-	$-	$27	$28

Other Real Estate:
RE – Residential	$357	$-	$-	$357	$-

There were no assets and liabilities measured at fair value on a non-recurring basis at 2022.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

The Company has no liabilities which are reported at fair value.

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Net losses of $28,000 represent impairment charges recognized during the years ended December 31, 2020, related to the above collateral dependent loans.

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

Appraisals for both collateral-dependent loans and other real estate are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Administration Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of similar collateral that has been liquidated to the most recent appraised value for unsold properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023 and 2022 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	12/31/2023	12/31/2022	Technique	Significant Unobservable Input	12/31/2023	12/31/2022
Collateral-dependent loans
Commercial	$27	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	48%

Other Real Estate:
RE – Residential	$357	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	11%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2023 and 2022 consisted of the following:

Available-for-Sale	2023
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$6,978,000	$-	$(98,000)	$6,880,000
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	256,694,000	351,000	(21,114,000)	235,931,000
U.S. Government agencies collateralized by mortgage obligations-commercial	129,321,000	465,000	(13,834,000)	115,952,000
Obligations of states and political subdivisions	142,276,000	1,067,000	(12,925,000)	130,418,000
	$535,269,000	$1,883,000	$(47,971,000)	$489,181,000

Unrealized losses on available-for-sale investment securities totaling $46,088,000 were recorded, net of $13,624,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. No investment securities were sold during the year ended December 31, 2023.

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

Unrealized losses on available-for-sale investment securities totaling $54,183,000 were recorded, net of $16,017,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2022. No investment securities were sold during the year ended December 31, 2022.

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

Investment securities with unrealized losses at December 31, 2023 are summarized and classified according to the duration of the loss period as follows:

December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$6,880,000	$98,000	$6,880,000	$98,000
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	43,924,000	279,000	160,383,000	20,835,000	204,307,000	21,114,000
U.S. Government agencies collateralized by mortgage obligations-commercial	16,533,000	295,000	71,782,000	13,539,000	88,315,000	13,834,000
Obligations of states and political subdivisions	9,306,000	151,000	82,764,000	12,774,000	92,070,000	12,925,000
	$69,763,000	$725,000	$321,809,000	$47,246,000	$391,572,000	$47,971,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2023, the Company held 423 securities of which 47 were in a loss position for less than twelve months and 303 were in a loss position for twelve months or more. Of the 350 securities in a loss position 2 are U.S. Treasury securities, 121 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 39 are U.S. Government agencies collateralized by commercial mortgage obligations and 188 are obligations of states and political subdivisions.

Unrealized losses on investments in obligations of U.S. government agencies and U.S. government sponsored agencies are caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered impaired.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, these investments are not considered impaired.

The amortized cost and estimated fair value of investment securities at December 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Under one year	$8,721,000	$8,620,000
After one year through five years	5,448,000	5,390,000
After five years through ten years	14,525,000	14,091,000
After ten years	120,560,000	109,197,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	256,694,000	235,931,000
U.S. Government agencies collateralized by mortgage obligations-commercial	129,321,000	115,952,000
	$535,269,000	$489,181,000

Investment securities with amortized costs totaling $316,733,000 and $189,358,000 and estimated fair values totaling $285,534,000 and $166,728,000 at December 31, 2023 and 2022, respectively, were pledged to secure deposits, repurchase agreements and borrowings under the Bank Term Funding Program (BTFP).

There were no transfers of available-for-sale investment securities during the years ended December 31, 2023, 2022 or 2021. There were no securities classified as held-to-maturity at December 31, 2023 or December 31, 2022.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below:

	December 31,
	2023	2022
Commercial	$74,271,000	$76,680,000
Agricultural	129,389,000	122,873,000
Real estate – residential	11,914,000	15,324,000
Real estate – commercial	544,339,000	516,107,000
Real estate – construction & land development	57,717,000	43,420,000
Equity lines of credit	37,871,000	35,891,000
Auto	98,132,000	96,750,000
Other	4,931,000	4,904,000
Subtotal	958,564,000	911,949,000
Deferred loan costs, net	2,907,000	2,736,000
Loans, amortized cost basis	961,471,000	914,685,000
Allowance for credit losses	(12,867,000)	(10,717,000)
Loans, net	$948,604,000	$903,968,000

Changes in the allowance for credit losses were as follows:

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$10,717,000	$10,352,000
Cumulative change from adoption of ASU 2016-13	529,000	-
Provision charged to operations	2,575,000	1,300,000
Losses charged to allowance	(1,802,000)	(1,461,000)
Recoveries	848,000	526,000
Balance, end of year	$12,867,000	$10,717,000

Salaries and employee benefits totaling $2,283,000, $3,445,000 and $3,506,000 have been deferred as loan origination costs during the years ended December 31, 2023, 2022 and 2021, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at December 31, 2023:

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$15,549	$18,995	$11,603	$3,472	$4,291	$5,165	$13,079	$-	$72,154
Special Mention	-	-	302	-	31	68	170	-	571
Substandard	-	1,532	289	340	-	24	23	-	2,208
Total Commercial loans	$15,549	$20,527	$12,194	$3,812	$4,322	$5,257	$13,272	$-	$74,933
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Agricultural
Pass	$12,028	$17,382	$13,182	$15,550	$11,495	$20,704	$18,925	$-	$109,266
Special Mention	1,852	813	97	1,017	16	817	621	-	5,233
Substandard	6,226	6,878	1,075	-	752	248	-	-	15,179
Total Agricultural	$20,106	$25,073	$14,354	$16,567	$12,263	$21,769	$19,546	$-	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,127	$-	$2,143	$2,447	$524	$4,676	$201	$-	$11,118
Substandard	-	-	-	-	59	765	-	-	824
Total Real Estate - Residential	$1,127	$-	$2,143	$2,447	$583	$5,441	$201	$-	$11,942
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,595	$115,890	$90,436	$76,401	$40,256	$133,958	$6,246	$-	$537,782
Special Mention	-	-	-	199	-	3,316	-	-	3,515
Substandard	-	12	-	281	353	2,271	-	-	2,917
Total Real Estate -Commercial	$74,595	$115,902	$90,436	$76,881	$40,609	$139,545	$6,246	$-	$544,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Total Real Estate -Construction	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$35,122	$3,018	$38,140
Substandard	-	-	-	-	-		319	254	573
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,441	$3,272	$38,713
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$122,177	$183,092	$121,081	$99,542	$57,185	$164,784	$74,941	$3,018	$825,820
Special Mention	1,852	813	399	1,216	47	4,201	791	-	9,319
Substandard	6,226	8,422	1,364	621	1,164	3,308	342	254	21,701
Total	$130,255	$192,327	$122,844	$101,379	$58,396	$172,293	$76,074	$3,272	$856,840
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Auto
Performing	$31,880	$31,913	$16,246	$8,554	$6,329	$3,689	$-	$-	$98,611
Non-performing	167	228	179	210	228	37	-	-	1,049
Total Auto	$32,047	$32,141	$16,425	$8,764	$6,557	$3,726	$-	$-	$99,660
Current period gross charge-offs	$-	$367	$569	$237	$255	$122	$-	$-	$1,550

Other
Performing	$2,411	$1,354	$719	$252	$57	$15	$159	$-	$4,967
Non-performing	-	4	-	-	-	-	-	-	4
Total Other	$2,411	$1,358	$719	$252	$57	$15	$159	$-	$4,971
Current period gross charge-offs	$-	$70	$33	$9	$12	$3	$2	$-	$129

Total
Performing	$34,291	$33,267	$16,965	$8,806	$6,386	$3,704	$159	$-	$103,578
Non-performing	167	232	179	210	228	37	-	-	1,053
Total	$34,458	$33,499	$17,144	$9,016	$6,614	$3,741	$159	$-	$104,631
Total Loans	$164,713	$225,826	$139,988	$110,395	$65,010	$176,034	$76,233	$3,272	$961,471
Total gross charge-offs	$-	$471	$642	$260	$267	$135	$27	$-	$1,802

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	December 31, 2023			December 31, 2022
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$75	$132	$-	$-	$-	$-
Agricultural	2,066	2,066	-	-	-	-
Real estate – residential	223	223	-	211	211	-
Real estate – commercial	774	774	-	9	9	-
Real estate – construction & land development	-	-	-	83	83	-
Equity lines of credit	572	572	-	417	417	-
Auto	1,049	1,049	-	452	452	-
Other	4	4	-	-	-	-
Total Gross Loans	$4,763	$4,820	$-	$1,172	$1,172	$-

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

At December 31, 2023, there was one nonaccrual loan with an amortized cost of $57,000 that had allowance for credit losses totaling $28,000. No income was recognized on nonaccrual loans accounted on a cash basis during the twelve months ended December 31, 2023, or the year ended December 31, 2022.

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd		Auto	Auto
	Equipment	Crops	Deed	Deed	Deed	Inventory	New	Used	Total

Commercial	$64	$-	$-	$-	$-	$45	$-	$-	$109
Agricultural	-	2,066	-	-	-	-	-	-	2,066
Real estate – residential	-	-	-	223	-	-	-	-	223
Real estate – commercial	-	-	279	454	41	-	-	-	774
Real estate - construction & land	-	-	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	208	365	-	-	-	573
Auto	-	-	-	-	-	-	755	294	1,049
Other	-	-	-	-	-	-	-	-	-
Total	$64	$2,066	$279	$885	$406	$45	$755	$294	$4,794

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table presents the amortized cost basis of loans on December 31, 2023, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$1,531	2.04%
Agricultural	5,715	4.41%
Real Estate - Residential		0.00%
Real Estate - Commercial		0.00%
Real Estate - Construction		0.00%
Equity LOC		0.00%
Auto		0.00%
Other		0.00%
Total	$7,246	0.75%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  December 31,

2023:

Weighted-Average Term Extension (in months)
Commercial	6
Agricultural	9
Real Estate - Residential
Real Estate - Commercial
Real Estate - Construction
Equity LOC
Auto
Other
Total	8.4

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
December 31, 2023			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$21	$254	$-	$132	$407	$74,526	$74,933
Agricultural	82	-	-	2,066	2,148	127,530	129,678
Real estate – residential	348	423	-	223	994	10,948	11,942
Real estate – commercial	587	-	-	774	1,361	542,853	544,214
Real estate - construction & land	-	-	-	-	-	57,360	57,360
Equity Lines of Credit	473	53	-	572	1,098	37,615	38,713
Auto	1,729	405	-	1,049	3,183	96,477	99,660
Other	19	3	-	4	26	4,945	4,971
Total	$3,259	$1,138	$-	$4,820	$9,217	$952,254	$961,471

					Total
December 31, 2022			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$750	$195	$-	$-	$945	$75,735	$76,680
Agricultural	877	-	-	-	877	121,996	122,873
Real estate – residential	437	-	-	211	648	14,676	15,324
Real estate - commercial	3,255	-	-	9	3,264	512,843	516,107
Real estate - construction & land	-	-	-	83	83	43,337	43,420
Equity Lines of Credit	665	53	-	417	1,135	34,756	35,891
Auto	1,862	693	-	452	3,007	93,743	96,750
Other	1	14	-	-	15	4,889	4,904
Total	$7,847	$955	$-	$1,172	$9,974	$901,975	$911,949

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at December 31, 2022:

December 31, 2022	Commercial Credit Exposure
	Credit Risk Profile by Internally Assigned Grade
			Real	Real	Real
			Estate-	Estate-	Estate-	Equity
	Commercial	Agricultural	Residential	Commercial	Construction	LOC	Total
Grade:
Pass	$68,577	$111,276	$14,932	$510,504	$43,337	$35,475	$784,101
Special Mention	8,047	10,651	161	3,934	-	-	22,793
Substandard	56	946	231	1,669	83	416	3,401
Doubtful	-	-	-	-	-	-	-
Total	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$810,295

	Consumer Credit Exposure
	Credit Risk Profile
	Based on Payment Activity
	December 31, 2022
	Auto	Other	Total
Grade:
Performing	$96,298	$4,904	$101,202
Non-performing	452	0	452
Total	$96,750	$4,904	$101,654

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/23:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	(123)	-	-	-	-	-	(1,550)	(129)	(1,802)
Recoveries	44	-	3	1	-	-	746	54	848
Provision	(33)	504	(6)	209	248	173	1,371	109	2,575
Ending balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867

Year ended 12/31/22:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717

Year ended 12/31/21:
Allowance for credit losses
Beginning balance	$950	$757	$164	$5,089	$554	$499	$1,768	$121	$9,902
Charge-offs	(188)	-	-	-	-	-	(703)	(47)	(938)
Recoveries	72	-	3	8	-	4	136	40	263
Provision	240	34	1	(548)	771	(77)	710	(6)	1,125
Ending balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352

December 31, 2022:
Allowance for credit losses
Ending balance: individually evaluated for impairment	$-	$-	$20	$-	$-	$-	$-	$-	$20
Ending balance: collectively evaluated for impairment	892	1,086	118	4,980	1,500	687	1,289	145	10,697
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Loans
Ending balance: individually evaluated for impairment	$-	$232	$678	$-	$94	$244	$-	$-	$1,248
Ending balance: collectively evaluated for impairment	76,680	122,641	14,646	516,107	43,326	35,647	96,750	4,904	910,701
Ending balance	$76,680	$122,873	$15,324	$516,107	$43,420	$35,891	$96,750	$4,904	$911,949

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show information related to impaired loans at the dates indicated, in thousands:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2022:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	509	541	-	514	29
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	169	169	20	170	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	232	232	-	235	17
Real estate – residential	678	710	20	684	36
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	94	94	-	98	6
Equity Lines of Credit	244	301	-	254	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$1,248	$1,337	$20	$1,271	$59

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
As of December 31, 2021:	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	386	399	-	387	29
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
With an allowance recorded:
Commercial	$-	$-	$-	$-	$-
Agricultural	-	-	-	-	-
Real estate – residential	171	171	23	173	7
Real estate – commercial	-	-	-	-	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	-	-	-	-	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total:
Commercial	$-	$-	$-	$-	$-
Agricultural	238	238	-	241	18
Real estate – residential	557	570	23	560	36
Real estate – commercial	3,697	3,834	-	2,188	-
Real estate – construction & land	102	102	5	105	6
Equity Lines of Credit	263	304	-	275	-
Auto	-	-	-	-	-
Other	-	-	-	-	-
Total	$4,857	$5,048	$28	$3,369	$60

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2023	2022

Land	$4,570,000	$4,570,000
Premises	23,359,000	21,474,000
Furniture, equipment and leasehold improvements	7,630,000	7,873,000
Total	35,559,000	33,917,000
Less accumulated depreciation and amortization	(16,611,000)	(15,817,000)
Premises and equipment, net	$18,948,000	$18,100,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,430,000, $1,347,000 and $1,182,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2023	2022

Money market	$214,185,000	$237,924,000
Savings	335,050,000	404,150,000
Time, $250,000 or more	37,607,000	10,802,000
Other Time	54,045,000	38,384,000
Interest-bearing deposits	$640,887,000	$691,260,000

At December 31, 2023, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2024	$84,750,000
2025	5,015,000
2026	1,181,000
2027	514,000
2028	152,000
thereafter	40,000
$91,652,000

Deposit overdrafts reclassified as loan balances were $309,000 and $391,000 at December 31, 2023 and 2022, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $23,054,000 and $18,624,000 at December 31, 2023 and 2022, respectively, are secured by U.S. Government agency securities with a carrying amount of $34,100,000 and $29,595,000 at December 31, 2023 and 2022, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2023 and 2022 is summarized as follows:

	2023	2022
Average daily balance during the year	$18,572,000	$12,325,000
Average interest rate during the year	0.15%	0.04%
Maximum month-end balance during the year	$23,054,000	$18,624,000
Weighted average interest rate at year-end	0.20%	0.05%

9.	BORROWING ARRANGEMENTS

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $215 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $396 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2023, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Company is also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million, secured by $107 million in par value of securities pledged as collateral under the BTFP.  This borrowing is payable on December 18, 2024, and earns interest at the rate of 4.96%.  Borrowings under the BTFP can be prepaid without penalty.  Interest expense recognized on the BTFP for the twelve months ended December 31, 2023, totaled $527,000.

In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at December 31, 2023, and December 31, 2022.

On January 25, 2022 the Company replaced its $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below.  The Company was in compliance with all covenants related to the Term Note at December 31, 2023. Interest expense recognized on the Term Note for the twelve months ended December 31, 2023, totaled $369,000.

 There were no borrowings on the Term Note or the Company's  prior $15 million line of credit facility during 2022.

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

On February 9, 2023, Plumas Bancorp submitted redemption notices to redeem $6,000,000 of trust preferred securities of Plumas Statutory Trust I (“Trust I”) and $4,000,000 of trust preferred securities of Plumas Statutory Trust II (“Trust II”). The trust preferred securities were redeemed, along with an aggregate of $310,000 in common securities issued by the trusts and held by the Company and 100% of the Company’s junior subordinated debentures due 2032 held by Trust I and 100% of the Company’s junior subordinated debentures due 2035 held by Trust II underlying the trust preferred securities.

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

Interest expense, net of the effect of interest rate swaps, recognized by the Company for the years ended December 31, 2023, 2022 and 2021 related to the subordinated debentures was $141,000, $359,000 and $348,000, respectively.

11.	DERIVATIVES

Interest Rate Swaps Designated as Cash Flow Hedges: On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps have a 10 year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements have been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income . The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  In January 2023 we terminated the swap agreements receiving $1.7 million in proceeds on termination.

Summary information about the interest-rate swaps designated as cash flow hedges as of December 31, 2022, is as follows:

2022
Notional amounts	$10,000,000
Weighted average pay rates	3.38%
Weighted average remaining maturity (in years)	7.5
Unrealized gains	$2,002,000

Interest income recorded on these swap transactions totaled $25,000 for the year ended December 31, 2023, and $104,000 during 2022 and is reported as a component of interest expense on the Subordinated Debentures.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases two lending offices, two branch offices, the land under our Yuba City branch, three administrative offices and two standalone ATM locations. The branch office leases and the land lease have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, they are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases, two administrative office leases, the land lease and one of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  Right of use assets totaling $2,926,000 and $3,345,000 at December 31, 2023 and 2022, respectively were included in other assets on the consolidated balance sheets. Lease liabilities totaling $3,001,000 and $3,396,000 at December 31, 2023 and 2022, respectively were included in other liabilities on the consolidated balance sheets.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 4.2%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2023:

Maturities of
Lease Liabilities
Year ended December 31, 2024	$481,000
Year ended December 31, 2025	385,000
Year ended December 31, 2026	263,000
Year ended December 31, 2027	232,000
Year ended December 31, 2028	146,000
Thereafter	2,684,000
4,191,000
Less: Present value discount	(1,190,000)
Lease Liability December 31, 2023	$3,001,000

The weighted-average remaining lease term is 16.1 years.

Total lease costs for the year ended December 31, 2023 were $635,000 consisting of $564,000 related to operating leases, $35,000 related to short-term leases and variable lease expense of $36,000. Total lease costs for the year ended December 31, 2022 were $611,000 consisting of $535,000 related to operating leases, $50,000 related to short-term leases and variable lease expense of $26,000. Total lease costs for the year ended December 31, 2021 were $507,000 consisting of $440,000 related to operating leases, $52,000 related to short-term leases and variable lease expense of $15,000. Cash paid on operating leases was $539,000 and $507,000 for the years ended December 31, 2023 and 2022, respectively.

Rental expense included in occupancy and equipment expense totaled $599,000, $585,000 and $492,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following financial instruments represent off-balance-sheet credit risk:

	December 31,
	2023	2022
Commitments to extend credit	$174,621	$178,729
Letters of credit	$108	$-

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2023 and 2022. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2023, consumer loan commitments represent approximately 5% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 30% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 65% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2023, the maximum amount available for dividend distribution under this restriction was $58,197,000. The Company paid a quarterly cash dividend of $0.25 per share on  February 15, 2023, May 15, 2023, August 15, 2023, and November 15, 2023, and a quarterly cash dividend of $0.16 per share on February 15, 2022, May 16, 2022, August 15, 2022, and November 15, 2022, and a quarterly cash dividend of $0.14 per share on February 15, 2021, May 17, 2021, and November 15, 2021.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Net Income:
Net income	$29,776	$26,444	$21,009
Earnings Per Share:
Basic earnings per share	$5.08	$4.53	$3.82
Diluted earnings per share	$5.02	$4.47	$3.76
Weighted Average Number of Shares Outstanding:
Basic shares	5,863	5,840	5,502
Diluted shares	5,934	5,912	5,583

Shares of common stock issuable under stock options and warrants for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options and warrants not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 101,994, 118,850 and 0 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

There were no options granted during the year ended December 31, 2023, under the 2022 plan. During the year ended December 31, 2022, 117,200 options were granted under the 2022 plan.  There were no options granted during the years ended December 31, 2022, and 2021 under the 2013 plan.

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2021	272,085	$18.25
Options cancelled	(8,000)	$21.75
Options exercised	(40,468)	$9.48
Options outstanding at December 31, 2021	223,617	$19.71
Options exercised	(33,700)	$11.66
Options outstanding at December 31, 2022	189,917	$21.14
Options exercised	(24,400)	$18.59
Options outstanding at December 31, 2023	165,517	$21.52	3.0	$3,282,202
Options exercisable at December 31, 2023	164,267	$21.48	3.0	$3,263,985
Expected to vest after December 31, 2023	1,250	$26.42	4.0	$18,663

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	-	-
Options granted	117,200	$31.00
Options outstanding at December 31, 2022	117,200	$31.00	9.3
Options cancelled	(10,400)	$31.00
Options exercised	(1,300)	$31.00
Options outstanding at December 31, 2023	105,500	$31.00	8.3	$1,091,925
Options exercisable at December 31, 2023	23,100	$31.00	8.3	$239,085
Expected to vest after December 31, 2023	72,900	$31.00	8.3	$754,515

The following information relates to the two plans.

As of December 31, 2023, there was $648,000 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.5 years.  As of December 31, 2023, there was $616 of total unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan. That cost is expected to be recognized over a weighted average period of 0.04 years.

Compensation cost related to stock options recognized in operating results under the plans was $318,000, $241,000 and $223,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The associated future income tax benefit recognized was $22,000, $17,000, $15,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

The total fair value of options vested was $349,000 and $228,000 for the years ended December 31, 2023 and 2022, respectively. The total intrinsic value of options at time of exercise was $484,000 and $840,000 for the years ended December 31, 2023 and 2022, respectively.  Cash received from option exercises for the years ended December 31, 2023, 2022 and 2021 was $339,000, $309,000 and $265,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $75,000, $58,000 and $70,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Restricted Stock

During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. 825 of these shares were terminated during 2023 and 825 were fully vested at December 31, 2023.  Compensation costs related to these shares during the twelve months ended December 31, 2023, and 2022, totaled $4,000 and $21,000, respectively.  As of December 31, 2023, there was no unrecognized compensation cost related to restricted stock.

Regulatory Capital

The Bank is subject to certain regulatory capital requirements administered by the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the below table, and cannot be subject to a written agreement, order or capital directive issued by the FRB.

In July 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2023, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

December 31, 2022
Common Equity Tier 1 Ratio	$157,361	14.7%	$48,218	4.5%	$69,648	6.5%
Tier 1 Leverage Ratio	157,361	9.2%	68,078	4.0%	85,098	5.0%
Tier 1 Risk-Based Capital Ratio	157,361	14.7%	64,291	6.0%	85,721	8.0%
Total Risk-Based Capital Ratio	168,419	15.7%	85,721	8.0%	107,151	10.0%

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Outside service fees	$4,496,000	$4,057,000	$3,753,000
Professional fees	1,258,000	1,282,000	1,311,000
Advertising and promotion	941,000	673,000	431,000
Telephone and data communications	806,000	770,000	746,000
Armored car and courier	767,000	675,000	498,000
Director compensation, education and retirement	763,000	606,000	498,000
Deposit insurance	737,000	528,000	455,000
Business development	615,000	506,000	343,000
Loan collection costs	423,000	274,000	284,000
Amortization of Core Deposit Intangible	237,000	284,000	246,000
Other operating expense	865,000	874,000	698,000
Other non-interest expense	$11,908,000	$10,529,000	$9,263,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following:

2023	Federal	State	Total
Current	$7,310,000	$3,827,000	$11,137,000
Deferred	(582,000)	(120,000)	(702,000)
Provision for income taxes	$6,728,000	$3,707,000	$10,435,000

2022	Federal	State	Total
Current	$5,398,000	$2,794,000	$8,192,000
Deferred	686,000	347,000	1,033,000
Provision for income taxes	$6,084,000	$3,141,000	$9,225,000

2021	Federal	State	Total
Current	$6,112,000	$2,669,000	$8,781,000
Deferred	(964,000)	(339,000)	(1,303,000)
Provision for income taxes	$5,148,000	$2,330,000	$7,478,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:

Allowance for credit losses	$3,449,000	$3,014,000
Deferred compensation	1,127,000	1,078,000
State taxes	804,000	595,000
Premises and equipment	619,000	505,000
Unrealized loss on available-for-sale investment securities	13,625,000	16,017,000
Other	1,046,000	877,000
Total deferred tax assets	20,670,000	22,086,000

Deferred tax liabilities:

Deferred loan costs	(1,259,000)	(1,155,000)
Purchase accounting adjustments	(306,000)	(380,000)
Unrealized gain on cash flow hedge	-	(592,000)
Other	(354,000)	(342,000)
Total deferred tax liabilities	(1,919,000)	(2,469,000)
Net deferred tax assets	$18,751,000	$19,617,000

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

At December 31, 2023 total deferred tax assets were approximately $20,670,000 and total deferred tax liabilities were approximately $1,919,000 for a net deferred tax asset of $18,751,000. The Company’s deferred tax assets primarily relate to timing differences in the tax deductibility of unrealized losses on investment securities, deprecation on premises and equipment, the provision for credit losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2023 and 2022 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investment in Qualified Affordable House Projects as follows:

	December 31, 2023	December 31, 2022
Tax credits and other tax benefits - decrease in tax expense	$142,691	$33,305
Amortizaton - increase in tax expense	$93,012	$19,474

The carrying value of Low Income Housing Tax Credit Funds was $2,388,000 and $2,481,000 as of December 31, 2023, and 2022, respectively. As of December 31, 2023, the Company has committed to make additional capital contributions to the Low Income Housing Tax Credit Funds in the amount of  $1,856,000, and these contributions are expected to be made over the next several years.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2023	2022	2021
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	7.0	7.0	6.5
Interest on obligations of states and political subdivisions	(1.8)	(1.6)	(1.2)
Net increase in cash surrender value of bank owned life insurance	(0.2)	(0.2)	(0.3)
Other	-	(0.3)	0.2
Effective tax rate	26.0%	25.9%	26.2%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2020, and by state and local taxing authorities for years ended before December 31, 2019.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2023 and 2022 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2023:

Balance, January 1, 2023	$4,742,000
Disbursements	1,952,000
Amounts repaid	(2,122,000)
Other	(46,000)
Balance, December 31, 2023	$4,526,000
Undisbursed commitments to related parties, December 31, 2023	$220,000

   Other represents loans to a former director who is no longer considered a related party.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company’s contribution, which is recorded net of forfeitures, consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $351,000, $305,000 and $260,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, eight members of the Board of Directors as well as five former executives and three former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2023, 2022 and 2021 totaled $595,000, $471,000 and $437,000, respectively. Accrued compensation payable under these plans totaled $4,013,000 and $3,831,000 at December 31, 2023 and 2022, respectively.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $16,110,000 and $16,020,000 at December 31, 2023 and 2022, respectively. Income earned on these policies, net of expenses, totaled $417,000, $391,000 and $380,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

18.	COMPREHENSIVE INCOME

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2023, and 2022 were as follows:

	Unrealized	Unrealized	Other Accumulated
	Gains (Losses)	Gain	Comprehensive
	on AFS Securities	Cash Flow Hedge	Income (Loss), net of tax
Beginning Balance, January 1, 2022	$1,666	$607	$1,600
Current year-to-date other comprehensive loss	(55,849)	1,395	(38,356)
Ending balance, December 31, 2022	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive income (loss)	8,095	(2,002)	4,292
Ending balance, December 31, 2023	$(46,088)	$-	$(32,464)

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2023 and 2022 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Year Ended December 31, 2023	Year Ended December 31, 2022	Affected Line Item on the Statement of Income
Cash flow hedge
Termination of cash flow hedge	$1,707	$-	Non-Interest Income
Tax effect	(505)	-	Provision for income taxes
Total reclassifications for the period	$1,202	$-	Net income

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
ASSETS

Cash and cash equivalents	$3,608,000	$964,000
Investment in bank subsidiary	153,636,000	126,498,000
Interest rate swaps	-	2,002,000
Other assets	256,000	810,000
Total assets	$157,500,000	$130,274,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$183,000	$960,000
Borrowings	10,000,000	-
Junior subordinated deferrable interest debentures	-	10,310,000
Total liabilities	10,183,000	11,270,000

Shareholders' equity:
Common stock	28,033,000	27,372,000
Retained earnings	151,748,000	128,388,000
Accumulated other comprehensive income	(32,464,000)	(36,756,000)
Total shareholders' equity	147,317,000	119,004,000

Total liabilities and shareholders' equity	$157,500,000	$130,274,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Income:
Dividends declared by bank subsidiary	$7,500,000	$4,000,000	$8,035,000
Gain on termination of swaps	1,707,000	-	-
Earnings from investment in Plumas Statutory Trust I and II	5,000	14,000	9,000

Total income	9,212,000	4,014,000	8,044,000

Expenses:
Interest on junior subordinated deferrable interest debentures	141,000	359,000	348,000
Interest on borrowings	369,000	-	-
Other expenses	523,000	556,000	399,000

Total expenses	1,033,000	915,000	747,000

Income before equity in undistributed income of subsidiary	8,179,000	3,099,000	7,297,000

Equity in undistributed income of subsidiary	21,746,000	23,039,000	13,442,000

Income before income taxes	29,925,000	26,138,000	20,739,000
Income tax (expense) benefit	(149,000)	306,000	270,000
Net income	$29,776,000	$26,444,000	$21,009,000

Total comprehensive income (loss)	$34,068,000	$(11,912,000)	$17,864,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net income	$29,776,000	$26,444,000	$21,009,000
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiary	(21,746,000)	(23,039,000)	(13,442,000)
Stock-based compensation expense	78,000	78,000	52,000
Decrease (increase) in other assets	554,000	(88,000)	(14,000)
(Decrease) increase in other liabilities	(185,000)	(65,000)	596,000
Net cash provided by operating activities	8,477,000	3,330,000	8,201,000

Cash flows from investing activities:
Cash paid in acquisition	-	-	(4,738,000)

Cash flows from financing activities:
Cash dividends paid on common stock	(5,862,000)	(3,737,000)	(3,081,000)
Redemption of Trust Preferred Securities	(10,310,000)	-	-
Increase in other borrowings	10,000,000	-	-
Proceeds from exercise of stock options	339,000	309,000	265,000
Net cash used in financing activities	(5,833,000)	(3,428,000)	(2,816,000)

Increase (decrease) in cash and cash equivalents	2,644,000	(98,000)	647,000

Cash and cash equivalents at beginning of year	964,000	1,062,000	415,000

Cash and cash equivalents at end of year	$3,608,000	$964,000	$1,062,000

20.	SUBSEQUENT EVENTS

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”) with Mountainseed Real Estate Services, LLC, a Georgia limited liability company (“Mountainseed”), providing for the Bank’s sale to Mountainseed of up to 12 properties (the “Properties”) for an aggregate cash purchase price of $33.6 million, assuming all of the Properties are sold. Eleven of the Properties are located in California, and one is located in Nevada.

One Sale Agreement provides for the sale to Mountainseed of up to nine properties owned and operated by the Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million, assuming all of the Branches are sold.  The second Sale Agreement provides for the sale to Mountainseed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”) for an aggregate cash purchase price of $7.9 million, assuming all of the Non-Branch Offices are sold. The closing date on the Non-Branch Offices has been extended to September 16, 2024.

Under the Sale Agreements, the parties have agreed, concurrently with the closing of the sale of the Properties, to enter into triple net lease agreements (the “Lease Agreements”) pursuant to which the Bank will lease each of the Properties sold. Each Lease Agreement will have an initial term of fifteen years with one 15-year renewal option. The Lease Agreements will provide for an annual rent of approximately $3.1 million in the aggregate for all Properties; increased by two percent (2%) per annum for each year during the initial Term.  During the renewal term, the initial rent will be the basic rent during the last year of the initial term, increased by two percent (2%) per annum for each year during the renewal term.

The branch portion of the sale was completed on February 14, 2024.  A total of nine branches were sold resulting in gross proceeds of $25.7 million and a net gain on sale of $19.8 million. This gain was offset by losses totatling $19.8 millon on the sale of approximately $115 million in investment securities. Proceeds from the sale of these investment securities and the proceeds from the branch sales were used to purchase new, higher yielding, securities and to increase cash balances.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2023, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in our consolidated financial statements and the reports thereon set forth in Item 8 of this report.

ITEM 9B. OTHER INFORMATION

Not applicable.

 ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this Item will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to options and restricted stock units outstanding and shares available for future awards under the Company's active equity incentive plans.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	271,017	$25.21	468,925
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	271,017	$25.21	468,925

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our Definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2023, and is incorporated by reference..

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

2.1	Agreement and Plan of Reorganization and Merger dated as of March 10, 2021, by and between Plumas Bancorp and Feather River. included as exhibit 2.1 to the Registrant’s 8-K filed on March 11, 2021, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as exhibit 3.1 to the Registrant’s Form 8-K filed on August 16, 2023, which is incorporated by this reference herein.

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

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1*	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, dated December 31, 2023.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as exhibit 10.01 to the Registrant's 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Amendment to Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.3	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.02 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.4	Amendment to Salary Continuation Agreement of Andrew J. Ryback dated February 1, 2022 is included as Exhibit 10.1 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.5	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.6	Employment Agreement by and among Andrew Ryback, Plumas Bancorp and Plumas Bank dated as of December 16, 2021, is included as exhibit 10.1 to the Registrant's 8-K filed on December 17, 2021, which is incorporated by this reference herein.

10.7	Amendment to Salary Continuation Agreement of Richard Belstock dated February 1, 2022 is included as Exhibit 10.2 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.8	Amendment to Salary Continuation Agreement of BJ North dated February 1, 2022 is included as Exhibit 10.3 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.9	Amendment to Salary Continuation Agreement of Jeffery Moore dated February 1, 2022 is included as Exhibit 10.4 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.10	Amendment to Salary Continuation Agreement of Aaron Boigon dated February 1, 2022 is included as Exhibit 10.5 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13	Salary Continuation Agreement of Jeff Moore dated April 1, 2020, is included as Exhibit 10.14 to the Registrant’s 10-K filed on March 3, 2021, which is incorporated by this reference herein.

10.14	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.17	Loan Agreement dated January 25, 2022 is included as Exhibit 10.1 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.18	Promissory Note dated January 25, 2022 is included as Exhibit 10.2 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.19	Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

10.20	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Steven M. Coldani adopted on May 17, 2023, is included as Exhibit 10.1 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.24	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on May 17, 2023, is included as Exhibit 10.3 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.25	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.26	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Robert J. McClintock adopted on May 17, 2023, is included as Exhibit 10.2 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.29	Director Retirement Agreement of Michonne R. Ascuaga adopted on May 17, 2023, is included as Exhibit 10.5 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.30	Director Retirement Agreement of Heidi S. Gansert adopted on May 17, 2023, is included as Exhibit 10.6 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.31	Director Retirement Agreement of Richard F. Kenny adopted on May 17, 2023, is included as Exhibit 10.7 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.32	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.35	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on May 17, 2023, is included as Exhibit 10.4 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Branches) is included as Exhibit 10.1 to the Registrant's 8-K filed on January 19, 2024 which is incorporated by this reference herein.

10.51	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Non-Branch Offices) is included as Exhibit 10.2 to the Registrant's 8-K filed on January 19, 2024 which is incorporated by this reference herein.

10.52	Form of Lease Agreement by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on January 19, 2024 which is incorporated by this reference herein.

10.53	First Amendment to Agreement for Purchase and Sale of Property is included as Exhibit 10.3 to the Registrant's 8-K filed on March 15, 2024 which is incorporated by this reference herein.

10.71	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan, is included as Exhibit 10.1 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.72	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan with Post-Retirement Exercisability is included as Exhibit 10.2 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.73	Form of Restricted Stock Award Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.3 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein

10.74	Plumas Bancorp 2022 Equity Incentive Plan (incorporated by reference to Appendix A to Plumas Bancorp’s Definitive Proxy Statement filed on March 28, 2022)

11

Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

16.1	Letter from Registrant's Certifying Accountant is included as Exhibit 16.1 to the Registrant's 8-K filed on November 20, 2023, which is incorporated by this reference herein.

21.01	Plumas Bank – California.

23.01*	Independent Registered Public Accountant’s Consent dated March 20, 2024.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 20, 2024.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 20, 2024.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2024.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 20, 2024.

97.1*	Compensation Clawback Policy dated October 18, 2023.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 20, 2024
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Date: March 20, 2024
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Date: March 20, 2024
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Date: March 20, 2024
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Date: March 20, 2024
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Date: March 20, 2024
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Date: March 20, 2024
Steven M. Coldani, Director

/s/ HEIDI S. GANSERT	Date: March 20, 2024
Heidi S. Gansert, Director

/s/ RICHARD F. KENNY	Date: March 20, 2024
Richard F. Kenny, Director

/s/ SUSHIL A. PATEL	Date: March 20, 2024
Sushil A. Patel, Director

/s/ TERRANCE J. REESON	Date: March 20, 2024
Terrance J. Reeson, Director