Form 10-Q
period 2024-03-31
PLUMAS BANCORP
filed 2024-05-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2024: 5,895,595 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2024	2023

Assets
Cash and cash equivalents	$128,231	$85,655
Investment securities available for sale, net of allowance for credit losses of $0	447,445	489,181
Loans, less allowance for credit losses of $13,157 at March 31, 2024 and $12,867 at December 31, 2023	966,141	948,604
Other real estate owned	357	357
Premises and equipment, net	12,960	18,948
Right-of-use assets	25,295	2,926
Bank owned life insurance	16,206	16,110
Goodwill	5,502	5,502
Accrued interest receivable and other assets	38,196	43,133
Total assets	$1,640,333	$1,610,416

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$665,975	$692,768
Interest bearing	633,713	640,887
Total deposits	1,299,688	1,333,655
Repurchase agreements	19,331	23,054
Lease liability	25,424	3,001
Accrued interest payable and other liabilities	14,399	13,389
Other borrowings	120,000	90,000
Total liabilities	1,478,842	1,463,099

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,895,595 shares at March 31, 2024 and 5,871,523 at December 31, 2023	28,492	28,033
Retained earnings	156,414	151,748
Accumulated other comprehensive loss, net	(23,415)	(32,464)
Total shareholders’ equity	161,491	147,317
Total liabilities and shareholders’ equity	$1,640,333	$1,610,416

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
Interest Income:
Interest and fees on loans	$14,592	$12,694
Interest on investment securities	4,396	3,728
Other	1,038	1,365
Total interest income	20,026	17,787
Interest Expense:
Interest on deposits	1,186	466
Interest on junior subordinated deferrable interest debentures	-	141
Interest on borrowings	1,367	13
Other	16	18
Total interest expense	2,569	638
Net interest income before provision for credit losses	17,457	17,149
Provision for Credit Losses	821	1,525
Net interest income after provision for credit losses	16,636	15,624
Non-Interest Income:
Gain on sale of buildings	19,854	-
Interchange revenue	739	718
Service charges	715	617
Gain on sale of loans	-	230
Gain on termination of swaps	-	1,707
Loss on sale of investment securities	(19,826)	-
Other	658	653
Total non-interest income	2,140	3,925
Non-Interest Expenses:
Salaries and employee benefits	5,366	5,067
Occupancy and equipment	1,690	1,340
Other	3,341	2,817
Total non-interest expenses	10,397	9,224
Income before provision for income taxes	8,379	10,325
Provision for Income Taxes	2,125	2,699
Net income	$6,254	$7,626

Basic earnings per share	$1.06	$1.30
Diluted earnings per share	$1.05	$1.28

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023

Net income	$6,254	$7,626
Other comprehensive income:
Change in net unrealized gain (loss) income on securities	(6,979)	7,645
Change in unrealized gain on cash flow hedge	-	(295)
Less: reclassification adjustments for net (gain) loss included in net income	19,826	(1,707)
Net unrealized holding income	12,847	5,643
Related tax effect:
Change in net unrealized (gain) loss on securities	2,063	(2,261)
Change in unrealized gain on cash flow hedge	-	87
Reclassification of (loss) gain included in net income	(5,861)	505
Income tax effect	(3,798)	(1,669)
Other comprehensive income	9,049	3,974
Total comprehensive income	$15,303	$11,600

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Income (loss)	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13			(554)		(554)
Net Income			7,626		7,626
Other comprehensive income				3,974	3,974
Cash dividends on common stock			(1,463)		(1,463)
Exercise of stock options and tax effect	11,932	137			137
Stock-based compensation expense		99			99
Balance, March 31, 2023	5,862,148	$27,608	$133,997	$(32,782)	$128,823

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income			6,254		6,254
Other comprehensive income				9,049	9,049
Cash dividends on common stock			(1,588)		(1,588)
Exercise of stock options and tax effect	24,072	359			359
Stock-based compensation expense		100			100
Balance, March 31, 2024	5,895,595	$28,492	$156,414	$(23,415)	$161,491

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$6,254	$7,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	821	1,525
Change in deferred loan origination costs/fees, net	(179)	(93)
Depreciation and amortization	448	386
Stock-based compensation expense	100	99
Loss on sale of investment securities	19,826	-
Amortization of investment security premiums	267	324
Accretion of investment security discounts	(264)	(201)
Loss on sale of other vehicles	15	-
Gain on sale of loans held for sale	-	(230)
Loans originated for sale	(251)	(736)
Proceeds from loan sales	-	4,627
Earnings on bank-owned life insurance	(96)	(104)
Gain on sale of buildings	(19,854)	-
Decrease in accrued interest receivable and other assets	1,151	1,445
Increase in accrued interest payable and other liabilities	924	170
Net cash provided by operating activities	9,162	14,838

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale mortgage-backed securities	7,871	7,011
Proceeds from sale of investments	114,838	-
Proceeds from matured and called available-for-sale securities	850	1,135
Purchases of available-for-sale securities	(88,805)	(40,338)
Purchase of FRB stock	(3)	(2)
Net increase in loans	(18,227)	(5,494)
Proceeds from sale of other vehicles	310	139
Proceeds from bank owned life insurance	-	327
Proceeds from the sale of buildings	25,690	-
Purchase of premises and equipment	(191)	(956)
Net cash provided by (used in) investing activities	42,333	(38,178)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(32,990)	$(50,888)
Net decrease in time deposits	(977)	(176)
Net decrease in securities sold under agreements to repurchase	(3,723)	(1,710)
Cash dividends paid on common stock	(1,588)	(1,463)
Redemption of Trust Preferred Securities	-	(10,310)
Increase in other borrowings	30,000	10,000
Proceeds from exercise of stock options	359	137
Net cash used in by financing activities	(8,919)	(54,410)
Increase (decrease) in cash and cash equivalents	42,576	(77,750)
Cash and Cash Equivalents at Beginning of Year	85,655	183,426
Cash and Cash Equivalents at End of Period	$128,231	$105,676

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,569	$632

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure	$220	$303
Common stock retired in connection with the exercise of stock options	$39	$154
Lease liabilities arising from obtaining right-of-use assets	$22,588	$-

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2024 and the results of its operations and its cash flows for the three-month periods. Our condensed consolidated balance sheet at  December 31, 2023 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month periods ended March 31, 2024, may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2024 and December 31, 2023 consisted of the following, in thousands:

Available-for-Sale	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$6,988	$-	$(69)	$6,919
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	244,574	292	(15,233)	229,633
U.S. Government-agencies collateralized by mortgage obligations - commercial	133,806	188	(10,916)	123,078
Obligations of states and political subdivisions	95,318	693	(8,196)	87,815
	$480,686	$1,173	$(34,414)	$447,445

Unrealized losses on available-for-sale investment securities totaling $33,240,000 were recorded, net of $9,825,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2024.  During the three months ended March 31, 2024, the Company sold 155 available-for-sale investment securities for proceeds of $114,838,000 recording a $19,826,000 loss on sale. The Company realized a gain on sale from 9 of these securities totaling $86,000 and a loss on sale of 146 securities totaling $19,912,000.

Available-for-Sale	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$6,978	$-	$(98)	$6,880
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	256,694	351	(21,114)	235,931
U.S. Government-agencies collateralized by mortgage obligations - commercial	129,321	465	(13,834)	115,952
Obligations of states and political subdivisions	142,276	1,067	(12,925)	130,418
	$535,269	$1,883	$(47,971)	$489,181

Unrealized losses on available-for-sale investment securities totaling $46,088,000 were recorded, net of $13,624,000 in tax benefit, as accumulated other comprehensive income within shareholders' equity at December 31, 2023. No securities were sold during the three months ended March 31, 2023.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2024 and twelve months ended December 31, 2023. There were no securities classified as held-to-maturity at March 31, 2024 or December 31, 2023.

Investment securities with unrealized losses at March 31, 2024 and December 31, 2023 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$6,918	$69	$6,918	$69
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	68,116	694	117,201	14,539	185,317	15,233
U.S. Government-agencies collateralized by mortgage obligations - commercial	33,867	457	62,382	10,459	96,249	10,916
Obligations of states and political subdivisions	7,875	71	48,873	8,125	56,748	8,196
	$109,858	$1,222	$235,374	$33,192	$345,232	$34,414

December 31, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$6,880	$98	$6,880	$98
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	43,924	279	160,383	20,835	204,307	21,114
U.S. Government-agencies collateralized by mortgage obligations - commercial	16,533	295	71,782	13,539	88,315	13,834
Obligations of states and political subdivisions	9,306	151	82,764	12,774	92,070	12,925
	$69,763	$725	$321,809	$47,246	$391,572	$47,971

At March 31, 2024, the Company held 309 securities of which 43 were in a loss position for less than twelve months and 186 were in a loss position for twelve months or more. Of the 309 securities 2 are U.S. Treasury securities, 90 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 46 were U.S. Government agencies collateralized by commercial mortgage obligations and 171were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At March 31, 2024, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

Unrealized losses on investments in obligations of U.S. government agencies and U.S. government sponsored agencies are caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no allowance for credit losses recorded.

Obligations of states and political subdivisions: The unrealized losses on investments in obligations of states and political subdivisions were caused by increases in required yields by investors in these types of securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and more likely than not will not be required to sell, there is no allowance for credit losses recorded.

The amortized cost and estimated fair value of investment in debt securities at March 31, 2024 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$7,943	$7,866
After one year through five years	5,493	5,399
After five years through ten years	14,418	14,299
After ten years	74,452	67,170
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	133,806	123,078
Government-sponsored agencies residential mortgage-backed securities	244,574	229,633
	$480,686	$447,445

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $288,168,000 and $316,733,000 and estimated fair values totaling $268,944,000 and $285,534,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2024	2023

Commercial	$82,136	$74,271
Agricultural	123,239	129,389
Real estate – residential	11,872	11,914
Real estate – commercial	562,870	544,339
Real estate – construction and land development	64,547	57,717
Equity lines of credit (Equity LOC)	37,196	37,871
Auto	89,399	98,132
Other	4,953	4,931
Total loans	976,212	958,564
Deferred loan costs, net	3,086	2,907
Loans, amortized cost basis	979,298	961,471
Allowance for credit losses	(13,157)	(12,867)
Total net loans	$966,141	$948,604

Changes in the allowance for credit losses, in thousands, were as follows:

	March 31,	December 31,
	2024	2023

Balance, beginning of period	$12,867	$10,717
Cumulative change from adoption of ASU 2016-13	-	529
Provision charged to operations - loans	900	2,575
Charge-offs	(680)	(1,802)
Recoveries	70	848
Balance, end of period	$13,157	$12,867

Salaries and employee benefits totaling $700,000 and $562,000 have been deferred as loan origination costs during the three months ended March 31, 2024 and 2023, respectively.

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

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of March 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$7,017	$16,166	$18,484	$11,085	$3,003	$8,990	$15,678	$-	$80,423
Special Mention	-	-	-	295	-	65	252	-	612
Substandard	-	-	1,120	288	328	53	22	-	1,811
Total Commercial loans	$7,017	$16,166	$19,604	$11,668	$3,331	$9,108	$15,952	$-	$82,846
Current period gross charge-offs	$-		$43						$43

Agricultural
Pass	$2,169	$10,104	$16,712	$12,909	$14,907	$30,165	$14,410	$-	$101,376
Special Mention	1,157	1,525	755	95	1,329	1,726	423	-	7,010
Substandard	-	4,226	6,837	3,075	-	999	-	-	15,137
Total Agricultural	$3,326	$15,855	$24,304	$16,079	$16,236	$32,890	$14,833	$-	$123,523
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$-	$1,121	$-	$2,125	$2,426	$5,137	$252	$-	$11,061
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	839	-	-	839
Total Real Estate - Residential	$-	$1,121	$-	$2,125	$2,426	$5,976	$252	$-	$11,900
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$19,724	$78,747	$120,241	$83,976	$76,403	$167,887	$10,247	$-	$557,225
Special Mention	-	-	-	-	94	2,843	-	-	2,937
Substandard	-	-	11	-	270	2,652	-	-	2,933
Total Real Estate -Commercial	$19,724	$78,747	$120,252	$83,976	$76,767	$173,382	$10,247	$-	$563,095
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$1,478	$25,813	$29,567	$3,681	$976	$882	$1,764	$-	$64,161
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Real Estate -Construction	$1,478	$25,813	$29,567	$3,681	$976	$882	$1,764	$-	$64,161
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,452	$2,943	$37,395
Substandard	-	-	-	-	-		339	307	646
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,791	$3,250	$38,041
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$30,388	$131,951	$185,004	$113,776	$97,715	$213,061	$76,803	$2,943	$851,641
Special Mention	1,157	1,525	755	390	1,423	4,634	675	-	10,559
Substandard	-	4,226	7,968	3,363	598	4,543	361	307	21,366
Total	$31,545	$137,702	$193,727	$117,529	$99,736	$222,238	$77,839	$3,250	$883,566
Current period gross charge-offs	$-	$-	$43	$-	$-	$-	$-	$-	$43

Auto
Performing	$-	$29,872	$29,531	$14,772	$7,595	$8,182	$-	$-	$89,952
Non-performing	-	101	103	191	199	191	-	-	785
Total Auto	$-	$29,973	$29,634	$14,963	$7,794	$8,373	$-	$-	$90,737
Current period gross charge-offs	$-	$127	$264	$46	$65	$131	$-	$-	$633

Other
Performing	$876	$1,875	$1,227	$637	$178	$55	$144	$-	$4,992
Non-performing	-	-	3	-	-	-	-	-	3
Total Other	$876	$1,875	$1,230	$637	$178	$55	$144	$-	$4,995
Current period gross charge-offs	$-	$2	$1	$-	$-	$1	$-	$-	$4

Total
Performing	$876	$31,747	$30,758	$15,409	$7,773	$8,237	$144	$-	$94,944
Non-performing	-	101	106	191	199	191	-	-	788
Total	$876	$31,848	$30,864	$15,600	$7,972	$8,428	$144	$-	$95,732
Total Loans	$32,421	$169,550	$224,591	$133,129	$107,708	$230,666	$77,983	$3,250	$979,298
Total gross charge-offs	$-	$129	$308	$46	$65	$132	$-	$-	$680

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$15,549	$18,995	$11,603	$3,472	$4,291	$5,165	$13,079	$-	$72,154
Special Mention	-	-	302	-	31	68	170	-	571
Substandard	-	1,532	289	340	-	24	23	-	2,208
Total Commercial loans	$15,549	$20,527	$12,194	$3,812	$4,322	$5,257	$13,272	$-	$74,933
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Agricultural
Pass	$12,028	$17,382	$13,182	$15,550	$11,495	$20,704	$18,925	$-	$109,266
Special Mention	1,852	813	97	1,017	16	817	621	-	5,233
Substandard	6,226	6,878	1,075	-	752	248	-	-	15,179
Total Agricultural	$20,106	$25,073	$14,354	$16,567	$12,263	$21,769	$19,546	$-	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,127	$-	$2,143	$2,447	$524	$4,676	$201	-	$11,118
Substandard	-	-	-	-	59	765	-	-	824
Total Real Estate - Residential	$1,127	$-	$2,143	$2,447	$583	$5,441	$201	-	$11,942
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,595	$115,890	$90,436	$76,401	$40,256	$133,958	$6,246	-	$537,782
Special Mention	-	-	-	199	-	3,316	-	-	3,515
Substandard	-	12	-	281	353	2,271	-	-	2,917
Total Real Estate -Commercial	$74,595	$115,902	$90,436	$76,881	$40,609	$139,545	$6,246	-	$544,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Total Real Estate -Construction	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$35,122	$3,018	$38,140
Substandard	-	-	-	-	-		319	254	573
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,441	$3,272	$38,713
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$122,177	$183,092	$121,081	$99,542	$57,185	$164,784	$74,941	$3,018	$825,820
Special Mention	1,852	813	399	1,216	47	4,201	791	-	9,319
Substandard	6,226	8,422	1,364	621	1,164	3,308	342	254	21,701
Total	$130,255	$192,327	$122,844	$101,379	$58,396	$172,293	$76,074	$3,272	$856,840
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Auto
Performing	$31,880	$31,913	$16,246	$8,554	$6,329	$3,689	$-	$-	$98,611
Non-performing	167	228	179	210	228	37	-	-	1,049
Total Auto	$32,047	$32,141	$16,425	$8,764	$6,557	$3,726	$-	$-	$99,660
Current period gross charge-offs	$-	$367	$569	$237	$255	$122	$-	$-	$1,550

Other
Performing	$2,411	$1,354	$719	$252	$57	$15	$159	$-	$4,967
Non-performing	-	4	-	-	-	-	-	-	4
Total Other	$2,411	$1,358	$719	$252	$57	$15	$159	$-	$4,971
Current period gross charge-offs	$-	$70	$33	$9	$12	$3	$2	$-	$129

Total
Performing	$34,291	$33,267	$16,965	$8,806	$6,386	$3,704	$159	$-	$103,578
Non-performing	167	232	179	210	228	37	-	-	1,053
Total	$34,458	$33,499	$17,144	$9,016	$6,614	$3,741	$159	$-	$104,631
Total Loans	$164,713	$225,826	$139,988	$110,395	$65,010	$176,034	$76,233	$3,272	$961,471
Total gross charge-offs	$-	$471	$642	$260	$267	$135	$27	$-	$1,802

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	March 31, 2024			December 31, 2023
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$67	$124	$-	$75	$132	$-
Agricultural	2,066	2,066	-	2,066	2,066	-
Real estate – residential	662	662	-	223	223	-
Real estate – commercial	1,324	1,324	-	774	774	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	646	646	-	572	572	-
Auto	785	785	-	1,049	1,049	-
Other	3	3	-	4	4	-
Total Gross Loans	$5,553	$5,610	$-	$4,763	$4,820	$-

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

The following tables shows interest reversed against interest income for loans placed on nonaccrual status during the three months ended March 31, 2024.

Three months ended March 31, 2024

(in thousands)	Interest Reversed
Commercial	$4
Real estate – residential	9
Real estate – commercial	14
Equity Lines of Credit	10
Auto	2
Total	$39

On March 31, 2024, and December 31, 2023, there was one commercial nonaccrual loan with an amortized cost of $57,000 that had allowance for credit losses totaling $28,000. No income was recognized on nonaccrual loans accounted on a cash basis during the three months ended March 31, 2024, or the year ended December 31, 2023.

The following table presents the amortized cost basis of loans for the three months ended March 31, 2024, that were both experiencing financial difficulty and modified during the three months ended March 31,2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	36	0.04%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty at  March 31, 2024:

Weighted-Average Term Extension (in months)
Commercial	6.0

The following table presents the amortized cost basis of loans for the year ended December 31, 2023, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	1,489	1.92%
Agricultural	4,367	3.32%
Total	$5,856	0.62%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of December 31, 2023:

Weighted-Average Term Extension (in months)
Commercial	6.0
Agricultural	10.0
Total	9.1

Loans with payment defaults by borrowers experiencing financial difficulty during the quarter ended March 31, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $2.9 million in agricultural loans.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Three Months Ended March 31, 2024:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(43)	-	-	-	-	-	(633)	(4)	(680)
Recoveries	9	-	1	-	-	-	57	3	70
Provision	211	(86)	(4)	239	121	(2)	411	10	900
Ending balance	$1,311	$1,652	$134	$6,917	$918	$437	$1,700	$88	$13,157

Three Months Ended March 31, 2023:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	-	-	-	-	-	-	(293)	(15)	(308)
Recoveries	6	-	1	1	-	-	131	3	142
Provision	223	73	21	271	214	64	368	16	1,250
Ending balance	$1,475	$1,307	$162	$6,740	$763	$330	$1,504	$49	$12,330

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
March 31, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$385	$175	$-	$124	$684	$82,162	$82,846
Agricultural	22	4,977	-	2,066	7,065	116,458	123,523
Real estate – residential	-	157	-	662	819	11,081	11,900
Real estate – commercial	1,316	-	-	1,324	2,640	560,455	563,095
Real estate - construction & land	-	624	-	-	624	63,537	64,161
Equity Lines of Credit	155	-	-	646	801	37,240	38,041
Auto	1,485	332	-	785	2,602	88,135	90,737
Other	10	42	-	3	55	4,940	4,995
Total	$3,373	$6,307	$-	$5,610	$15,290	$964,008	$979,298

					Total
December 31, 2023			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$21	$254	$-	$132	$407	$74,526	$74,933
Agricultural	82	-	-	2,066	2,148	127,530	129,678
Real estate – residential	348	423	-	223	994	10,948	11,942
Real estate - commercial	587	-	-	774	1,361	542,853	544,214
Real estate - construction & land	-	-	-	-	-	57,360	57,360
Equity Lines of Credit	473	53	-	572	1,098	37,615	38,713
Auto	1,729	405	-	1,049	3,183	96,477	99,660
Other	19	3	-	4	26	4,945	4,971
Total	$3,259	$1,138	$-	$4,820	$9,217	$952,254	$961,471

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  March 31, 2024, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd	Auto	Auto
	Equipment	Crops	Deed	Deed	Deed	Deed	New	Used	Total

Commercial	$102	$-	$-	$-	$-		$-	$-	$102
Agricultural	-	2,066		-	-		-	-	2,066
Real estate – residential	-	-		662	-		-	-	662
Real estate – commercial	-	-	269	963	39	53		-	1,324
Real estate - construction & land	-	-		-	-		-	-	-
Equity Lines of Credit	-	-		140	506		-	-	646
Auto	-	-		-	-		502	273	775
Other	-	-		-	-		-	-	-
Total	$102	$2,066	$269	$1,765	$545	$53	$502	$273	$5,575

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd		Auto	Auto
	Equipment	Crops	Deed	Deed	Deed	Inventory	New	Used	Total

Commercial	$64	$-	$-	$-	$-	$45	$-	$-	$109
Agricultural	-	2,066	-	-	-	-	-	-	2,066
Real estate – residential	-	-	-	223	-	-	-	-	223
Real estate – commercial	-	-	279	454	41	-	-	-	774
Real estate - construction & land	-	-	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	208	365	-	-	-	573
Auto	-	-	-	-	-	-	755	294	1,049
Other	-	-	-	-	-	-	-	-	-
Total	$64	$2,066	$279	$885	$406	$45	$755	$294	$4,794

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $165.6 million and $174.6 million and stand-by letters of credit of $0 and $108,000 at March 31, 2024 and December 31, 2023, respectively.

Of the loan commitments outstanding at March 31, 2024, $31.1 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at March 31, 2024 and December 31, 2023 totaled $720,000 and $799,000, respectively.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2024	2023
Net Income:
Net income	$6,254	$7,626
Earnings Per Share:
Basic earnings per share	$1.06	$1.30
Diluted earnings per share	$1.05	$1.28
Weighted Average Number of Shares Outstanding:
Basic shares	5,887	5,855
Diluted shares	5,946	5,940

There were no stock options having an antidilutive effect during the three-month periods ended March 31, 2024, and 2023.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 141,752 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

107,200 options were granted under the 2022 Plan during the three months ended March 31, 2024. The fair value of each option was estimated on the date of grant using the following assumptions.

2024
Expected life of stock options (in years)	6.2
Risk free interest rate	3.98%
Annualized Volatility	32.3%
Dividend yields	3.17%
Weighted-average fair value of options granted during the three months ended March 31, 2024	$9.25

No options were granted during 2023.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(24,400)	18.59
Options outstanding at December 31, 2023	165,517	$21.52
Options exercised	(23,765)	15.06
Options outstanding at March 31, 2024	141,752	$22.60	3.0	$2,011,461
Options exercisable at March 31, 2024	141,752	$22.60	3.0	$2,011,461

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	117,200	$31.00
Options cancelled	(10,400)	31.00
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2023	105,500	$31.00
Options granted	107,200	34.07
Options exercised	(1,300)	31.00
Options outstanding at March 31, 2024	211,400	$32.56	8.96	$894,902
Options exercisable at March 31, 2024	21,800	$31.00	7.93	$126,222
Expected to vest after March 31, 2024	163,397	$32.56	9.08	$691,696

As of March 31, 2024, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.2 years.  There were no unrecognized costs remaining under the 2013 plan as of March 31, 2024.

The total fair value of options vested during the three months ended March 31, 2024, and 2023 was $199,000 and $7,000, respectively. The total intrinsic value of options at time of exercise was $532,000 and $331,000 for the three months ended March 31, 2024, and 2023, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $88,000 and $87,000 for the three months ended March 31, 2024, and 2023, respectively. The associated income tax benefit recognized was $7,000 for the three months ended March 31, 2024, and 2023, respectively.

Cash received from option exercises under the plans for the three months ended March 31, 2024, and 2023 was $359,000 and $137,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $69,000 and $49,000 for the three months ended March 31, 2024, and 2023, respectively.

During the three months ended March 31, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three months ended March 31, 2024 were $12,000. As of March 31, 2024, there was $92,000 of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 0.9 years.

During 2022, the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during the three months ended March 31, 2023 totaled $12,000. As of March 31, 2024, there was no unrecognized compensation cost related to restricted stock.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2024.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at March 31, 2024 follows, in thousands:

		Fair Value Measurements at March 31, 2024, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$128,231	$128,231	$-	$-	$128,231
Investment securities	447,445	-	447,445	-	447,445
Loans, net	966,141	-	-	927,114	927,114
FHLB stock	6,234	-	-	-	N/A
FRB Stock	1,367	-	-	-	N/A
Financial liabilities:
Deposits	1,299,688	1,209,013	90,331	-	1,299,344
Repurchase agreements	19,331	-	19,331	-	19,331
Borrowings	120,000	-	-	115,379	115,379

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 follows, in thousands:

		Fair Value Measurements at December 31, 2023 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$85,655	$85,655			$85,655
Investment securities	489,181		489,181		489,181
Loans, net	948,604			$923,500	$923,500
FHLB stock	6,234				N/A
FRB Stock	1,371				N/A
Financial liabilities:
Deposits	1,333,655	1,242,003	92,311		1,334,314
Repurchase agreements	23,054		23,054		23,054
Borrowings	90,000			86,100	86,100

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$6,919	$-	$6,919	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	229,633	-	229,633	-
U.S. Government agencies collateralized by mortgage obligations-commercial	123,078	-	123,078	-
Obligations of states and political subdivisions	87,815	-	87,815	-
	$447,445	$-	$447,445	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2023 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$6,880	$-	$6,880	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	235,931	-	235,931	-
U.S. Government-agencies collateralized by mortgage obligations - commercial	115,952	-	115,952	-
Obligations of states and political subdivisions	130,418	-	130,418	-

	$489,181	$-	$489,181	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing.  There were no changes in the valuation techniques used during 2024 or 2023. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2024 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
		Assets	Inputs	Inputs	March 31,
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)	2024
Assets:
Collateral-dependent loans
Commercial	27	-	-	27	-

Other Real Estate:
RE – Residential	357	$-	$-	$357	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2023 Using
		Quoted
		Prices in			Total
		Active	Significant		Losses
		Markets for	Other	Significant	Three Months
		Identical	Observable	Unobservable	Ended
	Total	Assets	Inputs	Inputs	March 31,
	Fair Value	(Level 1)	(Level 2)	(Level 3)	2023
Assets:
Other real estate:
Collateral-dependent loans
Commercial	$27	$-	$-	$27	$271

Other Real Estate:
RE – Residential	357	-	-	357	-

The following methods were used to estimate fair value.

Collateral-Dependent Impaired Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent impaired loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges  were recognized during the three months ended March 31, 2024, related to the above impaired loan. An impairment charge of $271,000 was recognized during the three months ended March 31, 2023

Other Real Estate: Nonrecurring adjustments to certain real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect current conditions and selling costs (Level 3).

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	3/31/2024	12/31/2023	Technique	Significant Unobservable Input	3/31/2024	12/31/2023
Collateral-dependent loans
Commercial	$27	$27	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	48%	48%

Other Real Estate:
RE – Residential	$357	$357	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	11%	11%

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2023 and the three months ended March 31, 2024 were as follows:

	Unrealized	Unrealized	Other Accumulated
	Gains (Losses)	Gain	Comprehensive
	on AFS Securities	Cash Flow Hedge	Income (Loss), net of tax
Beginning Balance, January 1, 2023	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive income	7,643	(2,002)	3,974
Ending balance, March 31, 2023	$(46,540)	$-	$(32,782)

Beginning Balance, January 1, 2024	$(46,088)	$-	$(32,464)
Current year-to-date other comprehensive income	12,847	-	9,049
Ending balance, March 31, 2024	$(33,241)	$-	$(23,415)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2024 and March 31, 2023, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Affected Line Item on the Statement of Income
Cash flow hedge
Termination of cash flow hedge	$-	$1,707	Non-Interest Income
Tax effect	-	(505)	Provision for income taxes
Investment securities
Loss on sale of investment securities	19,826		Non-Interest Income
Tax effect	(5,861)		Provision for income taxes
Total reclassifications for the period	$13,965	$1,202	Net income

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2024 and December 31, 2023 and for the three-month periods ended March 31, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2023 Annual Report to Shareholders on Form 10-K.

SALES/LEASEBACK AND INVESTMENT RESTRUCTURING

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”). One Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by the Plumas Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million. The branch portion of the sale was completed on February 14, 2024 resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million. The second Sale Agreement provides for the sale to MountainSeed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”) for an aggregate cash purchase price of $7.9 million, assuming all of the Non-Branch Offices are sold. The closing date on the Non-Branch Offices has been extended to September 16, 2024.

Under the Sale Agreements, the parties have agreed, concurrently with the closing of the sale of the properties, to enter into triple net lease agreements (the “Lease Agreements”) pursuant to which Plumas Bank will lease each of the properties sold. Each Lease Agreement will have an initial term of fifteen years with one 15-year renewal option. The Lease Agreements will provide for an annual rent of approximately $3.1 million in the aggregate for all Properties of which $2.4 million relates to the completed branch sale, increased by two percent (2%) per annum for each year during the initial Term. During the renewal term, the initial rent will be the basic rent during the last year of the initial term, increased by two percent (2%) per annum for each year during the renewal term.

The gain on sales of the branches was offset by losses on the sale of approximately $115 million in investment securities. During the three months ended March 31, 2024 we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss the sales. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investments securities having a weighted average tax equivalent yield of 5.25%.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2024

Net Income. The Company recorded net income of $6.3 million for the three months ended March 31, 2024, down from net income of $7.6 million for the three months ended March 31, 2023. An increase of $308,000 in net interest income and declines of $704,000 in the provision for credit losses and $574,000 in the provision for income taxes were offset by a decline of $1.8 million in non-interest income and an increase of $1.2 million in non-interest expense. The annualized return on average assets was 1.55% for the three months ended March 31, 2024, down from 1.93% for the three months ended March 31, 2023. The annualized return on average equity decreased from 25.0% during the first quarter of 2023 to 16.4% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven by an increase in market rates and growth in the loan portfolio, net interest income increased by $308,000 from $17.1 million during the three months ended March 31, 2023, to $17.4 million for the three months ended March 31, 2024. The increase in net interest income includes an increase of $2.2 million in interest income partially offset by an increase of $1.9 million in interest expense. Interest and fees on loans increased by $1.9 million related both to an increase in average balance and an increase in yield. Average loan balances increased by $49 million, while the average yield on loans increased by 46 basis points from 5.63% during the first quarter of 2023 to 6.09% during the current quarter. The average prime interest rate increased from 7.69% during the first quarter of 2023 to 8.5% during the current quarter. Approximately 19% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months with a change in prime.

Interest on investment securities increased by $668,000 related to an increase in average investment securities of $13.4 million to $480 million and an increase in yield of 44 basis points to 3.68%. The increase in loan and investment yields is consistent with the increase in market rates during 2023 and into the first quarter of 2024 and the restructuring of the investment portfolio discussed earlier. Interest on cash balances decreased by $327,000 related to a decline in average balance of $44.2 million. This was partially offset by an increase in the rate paid on these balances which increased from 4.64% during the first quarter of 2023 to 5.57% during the current quarter mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances increased from 4.59% during the first quarter of 2023 to 5.40% during the current quarter.

Interest expense increased from $638,000 during the three months ended March 31, 2023 to $2.6 million during the current period related to an increase in rate paid on interest bearing liabilities and an increase in borrowings. The average rate paid on interest bearing liabilities increased from 0.36% during the 2023 quarter to 1.33% in 2024 related mainly to an increase in market interest rates, an increase in borrowings and the effect of a 4% time deposit promotion.

Interest paid on deposits increased by $720,000 and is broken down by product type as follows: money market accounts - $159,000 and time deposits - $580,000. Related to a decline of average balance of $67 million, interest on savings deposits declined by $19,000.  The average rate paid on interest-bearing deposits increased from 0.28% during the first quarter of 2023 to 0.75% during the current quarter.

During March 2023 we redeemed our junior subordinated debentures with funding provided by a $10 million borrowing on Plumas Bancorp's line of credit/term loan facility. Interest expense incurred during the three months ended March 31, 2023, on the junior subordinated debentures totaled $141,000.  During the fourth quarter of 2023 we borrowed $80 million under the Bank Term Funding Program (BTFP) and during the January 2024 we increased this borrowing by $25 million to a total of $105,000. Additionally, we increased Plumas Bancorp's borrowing on its line of credit to $15 million during the current quarter. Interest incurred on these borrowings totaled $1.4 million and $13,000 during the three months ended March 31, 2024 and 2023, respectively.

Net interest margin for the three months ended March 31, 2024 decreased 2bp to 4.62%, down from 4.64% for the same period in 2023.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2024			March 31, 2023
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	964,132	$14,592	6.09%	$914,829	$12,694	5.63%
Taxable investment securities	371,792	3,605	3.90%	341,958	2,814	3.34%
Non-taxable investment securities (1)	108,175	791	2.94%	124,618	914	2.97%
Interest-bearing deposits	75,005	1,038	5.57%	119,221	1,365	4.64%
Total interest-earning assets	1,519,104	20,026	5.30%	1,500,626	17,787	4.81%
Cash and due from banks	26,586			26,725
Other assets	80,508			75,184
Total assets	$1,626,198			$1,602,535

Interest-bearing liabilities:
Money market deposits	$211,183	$375	0.71%	$235,857	$216	0.37%
Savings deposits	335,565	180	0.22%	402,302	199	0.20%
Time deposits	91,501	631	2.77%	48,017	51	0.43%
Total deposits	638,249	1,186	0.75%	686,176	466	0.28%
Junior subordinated debentures	-	-	-%	9,302	141	6.15%
Other borrowings	114,342	1,367	4.81%	1,333	13	3.96%
Repurchase agreements & other	21,713	16	0.30%	18,485	18	0.39%
Total interest-bearing liabilities	774,304	2,569	1.33%	715,296	638	0.36%
Non-interest-bearing deposits	673,789			749,361
Other liabilities	24,440			14,288
Shareholders' equity	153,665			123,590
Total liabilities & equity	$1,626,198			$1,602,535
Cost of funding interest-earning assets (4)			0.68%			0.17%
Net interest income and margin (5)		$17,457	4.62%		$17,149	4.64%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $5.6 million for 2024 and $2.3 million for 2023 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month period ended March 31, 2024 and 2023 were $344,000 and $351,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 over 2023 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$690	$1,046	$162	$1,898
Taxable investment securities	248	478	65	791
Non-taxable investment securities	(122)	(10)	9	(123)
Interest-bearing deposits	(510)	273	(90)	(327)
Total interest income	306	1,787	146	2,239
Interest-bearing liabilities:
Money market deposits	(23)	201	(19)	159
Savings deposits	(33)	15	(1)	(19)
Time deposits	47	280	253	580
Junior subordinated debentures	(141)	-	-	(141)
Other borrowings	1,111	3	240	1,354
Repurchase agreements & other	3	(5)	-	(2)
Total interest expense	964	494	473	1,931
Net interest income	$(658)	$1,293	$(327)	$308

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first quarter of 2024 we recorded a provision for credit losses of $821,000 consisting of a provision for credit losses on loans of $900,000 and a decrease in the reserve for unfunded commitments of $79,000. This compares to a provision for credit losses of $1,525,000 consisting of a provision for credit losses on loans of $1,250,000 and an increase in the reserve for unfunded commitments of $275,000 during the first quarter of 2023. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the three months ended March 31, 2024 and 2023 (in thousands).

Allowance for Credit Losses	March 31, 2024	March 31, 2023
Balance, beginning of period	$12,867	$10,717
Impact of CECL adoption	-	529
Provision charged to operations	900	1,250
Losses charged to allowance	(680)	(308)
Recoveries	70	142
Balance, end of period	$13,157	$12,330

Reserve for Unfunded Commitments	March 31, 2024	March 31, 2023
Balance, beginning of period	$799	$341
Impact of CECL adoption	-	258
Provision charged to operations	(79)	275
Balance, end of period	$720	$874

Non-interest income. During the three months ended March 31, 2024, non-interest income totaled $2.1 million, a decrease of $1.8 million from the three months ended March 31, 2023. The largest component of this decrease was a $1.7 million gain on termination of our interest rate swaps during the 2023 quarter.  On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting $10 million in Subordinated Debentures related to Trust Preferred Securities to fixed rate obligations.  During the first quarter of 2023 we terminated these swaps, redeemed the Trust Preferred Securities and paid all principal and interest due under the debentures. As discussed earlier, during the current period, a $19.9 million gain on sale of buildings was offset by a $19.8 million loss on investment securities.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	March 31,
	2024	2023	Dollar Change	Percentage Change
Gain on sale of buildings	$19,854	$-	19,854	100.0%
Interchange income	739	718	21	2.9%
Service charges on deposit accounts	715	617	98	15.9%
Loan servicing fees	213	236	(23)	(9.7)%
FHLB Dividends	137	88	49	55.7%
Earnings on life insurance policies	96	104	(8)	(7.7)%
Gain on sale of loans, net	-	230	(230)	(100.0)%
Gain on termination of interest rate swaps	-	1,707	(1,707)	(100.0)%
Loss on sale of investment securities	(19,826)	-	(19,826)	(100.0)%
Other	212	225	(13)	(5.8)%
Total non-interest income	$2,140	$3,925	$(1,785)	(45.5)%

Non-interest expense. During the three months ended March 31, 2024, total non-interest expense increased by $1.2 million from $9.2 million during the first quarter of 2023 to $10.4 million during the current quarter.  The largest components of this increase were increases in occupancy and equipment costs of $350,000, salary and benefit expense of $299,000 and an increase in other expense of $261,000. The increase in salary and benefit expense includes a 5% increase in salary expense and an increase in commissions of $107 thousand that relates to an increase in SBA 7(a) loan production. Deferral of loan origination costs increased by $138,000 also related to the increase in SBA 7(a) loan production. The increase in occupancy and equipment costs relates to an increase in rental expense related to the sales/leaseback. The Company leases twelve depository branches, one of which is a land lease on which we own the building, two lending offices, three administrative offices and two non-branch automated teller machine locations.  The expiration dates of the leases vary, with the first such lease expiring during 2025 and the last such lease expiring during 2044. Including variable lease expense, total rent expense was $514,000 and $168,000 during the three months ended March 31, 2024 and 2023, respectively. The increase in other expense mostly relates to nonrecurring expenses.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	March 31,
	2024	2023	Dollar Change	Percentage Change
Salaries and employee benefits	$5,366	$5,067	$299	5.9%
Occupancy and equipment	1,690	1,340	350	26.1%
Outside service fees	1,132	994	138	13.9%
Professional fees	439	342	97	28.4%
Advertising and shareholder relations	244	179	65	36.3%
Telephone and data communication	222	200	22	11.0%
Armored car and courier	203	165	38	23.0%
Deposit insurance	187	188	(1)	(0.5)%
Director compensation and expense	167	242	(75)	(31.0)%
Business development	153	139	14	10.1%
Loan collection expenses	104	130	(26)	(20.0)%
Amortization of Core Deposit Intangible	51	60	(9)	(15.0)%
Other	439	178	261	146.6%
Total non-interest expense	$10,397	$9,224	$1,173	12.7%

Provision for income taxes. The Company recorded an income tax provision of $2.1 million, or 25.4% of pre-tax income, for the three months ended March 31, 2024. This compares to an income tax provision of $2.7 million, or 26.2% of pre-tax income, for the three months ended March 31, 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets on March 31, 2024, were $1.6 billion, an increase of $29.9 million from December 31, 2023. Net loans increased by $17.5 million from $948.6 million on December 31, 2023, to $966.1 million at March 31, 2024. Cash and cash equivalents increased by $42.6 million to $128.2 million on December 31,2023. Related to the sales/leaseback transaction right-of use assets increased by $22.4 million.  These increases were offset by declines of $41.7 million in investment securities, $6.0 million in property and equipment and $4.9 million in all other assets. Deposits totaled $1.3 billion March 31, 2024, a decrease of $34.0 million from December 31, 2023. Borrowings increased from $90 million on December 31, 2023, to $120 million on March 31, 2024.  Shareholders’ equity increased by $14.2 million from $147.3 million on December 31, 2023, to $161.5 million on March 31, 2024. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans increased by $17 million, or 2%, from $959 million at December 31, 2023, to $976 million at March 31, 2024. Increases in loans included $19 million in commercial real estate loans, $7 million in construction loans, and $7 million in commercial loans; these items were offset by declines of $9 million in automobile loans, $6 million in agricultural loans and $1 million in equity lines of credit. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect auto loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2024	03/31/2024	12/31/2023	12/31/2023
Commercial	$82,136	8.4%	$74,271	7.8%
Agricultural	123,239	12.6%	129,389	13.5%
Real estate – residential	11,872	1.2%	11,914	1.2%
Real estate – commercial	562,870	57.7%	544,339	56.8%
Real estate – construction & land	64,547	6.6%	57,717	6.0%
Equity Lines of Credit	37,196	3.8%	37,871	4.0%
Auto	89,399	9.2%	98,132	10.2%
Other	4,953	0.5%	4,931	0.5%
Total Gross Loans	$976,212	100%	$958,564	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 78% of the total loan portfolio at March 31, 2024. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2024 and December 31, 2023, approximately 76% and 78% respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 19% of the Company’s loan portfolio; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both December 31, 2023 and March 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at March 31, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of March 31, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2024	2023	2023	2022	2021
Balance at beginning of period	$12,867	$10,717	$10,717	$10,352	$9,902
Impact of CECL Adoption	-	529	529	-	-
Adjusted balance	12,867	11,246	11,246	10,352	9,902
Charge-offs:
Commercial	43	-	123	207	188
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	19	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	633	293	1,550	1,195	703
Other	4	15	129	40	47
Total charge-offs	680	308	1,802	1,461	938
Recoveries:
Commercial	9	6	44	27	72
Agricultural	-	-	-	-	-
Real estate – residential	1	1	3	3	3
Real estate – commercial		1	1	2	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	4
Auto	57	131	746	482	136
Other	3	3	54	12	40
Total recoveries	70	142	848	526	263
Net charge-offs	610	166	954	935	675
Provision for credit losses - loans	900	1,250	2,575	1,300	1,125
Balance at end of period	$13,157	$12,330	$12,867	$10,717	$10,352
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.25%	0.07%	0.10%	0.11%	0.09%
Allowance for credit losses to total loans	1.35%	1.35%	1.34%	1.18%	1.23%

The following table provides a breakdown of the allowance for credit losses at March 31, 2024 and December 31, 2023:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	3/31/2024	3/31/2024	12/31/2023	12/31/2023
Commercial	$1,311	8.4%	$1,134	7.8%
Agricultural	1,652	12.6%	1,738	13.5%
Real estate – residential	134	1.2%	137	1.2%
Real estate – commercial	6,917	57.7%	6,678	56.8%
Real estate – construction & land development	918	6.6%	797	6.0%
Equity Lines of Credit	437	3.8%	439	4.0%
Auto	1,700	9.2%	1,865	10.2%
Other	88	0.5%	79	0.5%
Total	$13,157	100%	$12,867	100%

The allowance for credit losses totaled $13.2 million at March 31, 2024, and $12.9 million at December 31, 2023. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $28,000 at March 31, 2024, and December 31, 2023.  The allowance for credit losses as a percentage of total loans was 1.35% on March 31, 2024, and 1.34% on December 31, 2023.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2024	2023	2022	2021
	(dollars in thousands)

Nonaccrual loans	$5,610	$4,820	$1,172	$4,863
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	5,610	4,820	1,172	4,863
Other real estate owned	357	357	0	487
Other vehicles owned	33	138	18	47
Total nonperforming assets	$6,000	$5,315	$1,190	$5,397
Interest income forgone on nonaccrual loans	$181	$257	$121	$381
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.57%	0.50%	0.13%	0.58%
Nonperforming assets to total assets	0.37%	0.33%	0.07%	0.33%

Nonperforming loans at March 31, 2024 were $5.6 million, an increase of $790,000 from $4.8 million at December 31, 2023.

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

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $0.3 million from $21.7 million on December 31, 2023 to $21.4 million on March 31, 2024. Loans classified as special mention increased by $1.3 million from $9.3 million on December 31, 2023 to $10.6 million on March 31, 2024.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on March 31, 2024 is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represent real property acquired by the Bank either through foreclosure or through a dead in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  OREO holdings represented one property totaling $357,000 on March 31, 2024, and December 31, 2023.

Nonperforming assets as a percentage of total assets were 0.37% at March 31, 2024 and 0.33% at December 31, 2023.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	#	2024	#	2023
Beginning Balance	1	$357	-	$-
Additions	-	-	1	83
Dispositions	-	-	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$357	1	$83

Investment Portfolio and Federal Funds Sold. Total investment securities were $447.4 million as of March 31, 2024 and $489.2 million at December 31, 2023. Net unrealized losses on available-for-sale investment securities totaling $33.2 million were recorded, net of $9.8 million in tax benefit, as accumulated other comprehensive income within shareholders' equity at March 31, 2024. Net unrealized losses on available-for-sale investment securities totaling $46.1 million were recorded, net of $13.6 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. During the three months ended March 31, 2024 we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investments securities having a weighted average tax equivalent yield of 5.25%.   No securities were sold during the three months ended March 31, 2023.

The investment portfolio at March 31, 2024 consisted of $6.9 million in U.S. Treasury securities, $229.6 million in securities of U.S. Government-sponsored agencies, $123.1 million in securities of U.S. Government-agencies and 171 municipal securities totaling $87.8 million. The investment portfolio at December 31, 2023 consisted of $6.9 million in U.S. Treasury securities, $235.9 million in securities of U.S. Government-sponsored agencies, $116.0 million in securities of U.S. Government-agencies and 244 municipal securities totaling $130.4 million.

There were no Federal funds sold at March 31, 2024 and December 31, 2023; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $100.2 million at March 31, 2024 and $52.9 million at December 31, 2023. The balance, on March 31, 2024, earns interest at the rate of 5.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table shows the distribution of deposits by type at March 31, 2024 and December 31, 2023.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	03/31/2024	03/31/2024	12/31/2023	12/31/2023
Non-interest bearing	$665,975	51.2%	$692,768	51.9%
Money Market	214,257	16.5%	214,185	16.1%
Savings	328,781	25.3%	335,050	25.1%
Time	90,675	7.0%	91,652	6.9%
Total Deposits	$1,299,688	100%	$1,333,655	100%

Total deposits were $1.3 billion at March 31, 2024, a decrease of $34.0 million from December 31, 2023. The decrease in deposits includes decreases of $26.8 million in demand deposits, $6.2 million in savings, and $1.0 million in time deposits. Partially offsetting these decreases was an increase in time deposit of $43 million. We attribute much of the decrease to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances. Beginning in April 2023 we began offering a time deposit promotion offering 7-month and 11-month time deposits at an interest rate of 4%. Effective June 30, 2023 we discontinued this promotion which generated $46 million in deposits. However, beginning in the fourth quarter of 2023 we allowed those customers who had promotional time deposits to renew those deposits at similar terms.  At March 31, 2024, 51% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. However, during 2023 and continuing into the first quarter of 2024 we have experienced a decline in these core deposits.  The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below.

Estimated uninsured deposits totaled $400 million and $416 million at March 31, 2024, and December 31, 2023, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	March 31,	December 31,
(dollars in thousands)	2024	2023
Remaining maturity:
Three months or less	$8,825	$6,044
After three through six months	4,918	10,097
After six through twelve months	4,164	5,428
After twelve months	757	757
Total	$18,664	$22,326

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $19.3 million and $23.1 million at March 31, 2024 and December 31, 2023, respectively are secured by U.S. Government agency securities with a carrying amount of $30.2 million and $34.1 million at March 31, 2024 and December 31, 2023, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $237 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $431 million. The Company is required to hold FHLB stock as a condition of membership. At March 31, 2024, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Federal Reserve Board, on March 12, 2023, announced the creation of the Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million. In January 2024 the Company borrowed an additional $25 million under the BTFP for a total of $105 million outstanding at March 31, 2024.  This borrowing accrues interest at the rate of 4.85% and is payable on January 17, 2025. Borrowings under the BTFP can be prepaid without penalty. Interest expense recognized on the BTFP borrowings for the three months ended March 31, 2024, totaled $1.2 million. In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB or the correspondent banks at March 31, 2024, and December 31, 2023.

Note Payable. On January 25, 2022 the Company replaced its existing $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time. During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit. Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below. During the first quarter of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes. The Company was in compliance with all covenants related to the Term Note at March 31, 2024. Interest expense recognized on the Term Note for the three months ended March 31, 2024 and 2023 totaled $151,000 and $55,000, respectively.

Capital Resources

Shareholders’ equity increased by $14.2 million from $147.3 million at December 31, 2023 to $161.5 million at March 31, 2024. The $14.2 million increase was related to net income during the three months ended March 31, 2024, of $6.2 million, stock option activity of $459,000, a decrease of other compressive loss of $9.0 million related to the investment portfolio restructuring. partially offset by shareholder dividends of $1.6 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.27 per share on February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Common Equity Tier 1 Ratio	$183,278	16.1%	$51,089	4.5%	$73,796	6.5%
Tier 1 Leverage Ratio	183,278	11.0%	66,483	4.0%	83,104	5.0%
Tier 1 Risk-Based Capital Ratio	183,278	16.1%	68,120	6.0%	90,826	8.0%
Total Risk-Based Capital Ratio	197,155	17.4%	90,826	8.0%	113,533	10.0%

December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2024, the Company had $165.6 million in unfunded loan commitments and no letters of credit. This compares to $174.6 million in unfunded loan commitments and $108,000 in letters of credit at December 31, 2023. Of the $165.6 million in unfunded loan commitments, $102.4 million and $63.2 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2024, $99.6 million were secured by real estate, of which $45.5 million was secured by commercial real estate and $54.1 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $237 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $431 million. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, or the correspondent banks at March 31, 2024, and December 31, 2023.

Customer deposits are the Company’s primary source of funds. Total deposits were $1.3 billion at March 31, 2024, a decrease of $34 million from December 31, 2023. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $400 million in uninsured deposits. Of this amount, $94 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2023 Annual Report. There are no material changes from the risk factors included within the Company’s 2023 Annual Report.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2019, which is incorporated by this reference herein.

10.50	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Branches) is included as Exhibit 10.1 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.51	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Non-Branch Offices) is included as Exhibit 10.2 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.52	Form of Lease Agreement by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.53	Form of Lease Agreement by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on February 15, 2024 which is incorporated by this reference herein.

10.54	First Amendment to Agreement for Purchase and Sale of Property is included as Exhibit 10.3 to the Registrant's 8-K filed on March 15, 2024 which is incorporated by this reference herein.

10.74	Form of Restricted Stock Unit Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.1 to the Registrant's 8-K filed on March 21, 2024, which is incorporated by this reference herein.

10.75	Amendment to Form of Restricted Stock Unit Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.1 to the Registrant's 8-K/A filed on April 15, 2024, which is incorporated by this reference herein.

16.1	Letter from Registrant's Certifying Accountant is included as Exhibit 16.1 to the Registrant's 8-K/A filed on March 21, 2024, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 7, 2024.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 7, 2024.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2024.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2024.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 7, 2024
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer