Form 10-Q
period 2024-06-30
PLUMAS BANCORP
filed 2024-08-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2024: 5,895,900 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2024	2023

Assets
Cash and cash equivalents	$109,852	$85,655
Investment securities available for sale, net of allowance for credit losses of $0 at June 30, 2024 and December 31, 2023	445,132	489,181
Loans, less allowance for credit losses of $14,082 at June 30, 2024 and $12,867 at December 31, 2023	986,517	948,604
Other real estate owned	141	357
Premises and equipment, net	12,868	18,948
Right-of-use assets	24,975	2,926
Bank owned life insurance	16,310	16,110
Goodwill	5,502	5,502
Accrued interest receivable and other assets	40,800	43,133
Total assets	$1,642,097	$1,610,416

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$670,652	$692,768
Interest bearing	633,935	640,887
Total deposits	1,304,587	1,333,655
Repurchase agreements	13,870	23,054
Lease liabilities	25,203	3,001
Accrued interest payable and other liabilities	13,282	13,389
Other borrowings	120,000	90,000
Total liabilities	1,476,942	1,463,099

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,895,900 shares at June 30, 2024 and 5,871,523 at December 31, 2023	28,656	28,033
Retained earnings	161,608	151,748
Accumulated other comprehensive loss, net	(25,109)	(32,464)
Total shareholders’ equity	165,155	147,317
Total liabilities and shareholders’ equity	$1,642,097	$1,610,416

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Income:
Interest and fees on loans	$15,412	$13,393	$30,005	$26,087
Interest on investment securities	4,534	3,865	8,930	7,593
Other	1,214	965	2,252	2,330
Total interest income	21,160	18,223	41,187	36,010
Interest Expense:
Interest on deposits	1,316	864	2,502	1,331
Interest on junior subordinated deferrable interest debentures	-	-	-	141
Interest on borrowings	1,431	113	2,798	141
Other	8	7	25	9
Total interest expense	2,755	984	5,325	1,622
Net interest income before provision for credit losses	18,405	17,239	35,862	34,388
Provision for Credit Losses	925	1,350	1,746	2,875
Net interest income after provision for credit losses	17,480	15,889	34,116	31,513
Non-Interest Income:
Gain on sale of buildings	-	-	19,854	-
Interchange revenue	782	824	1,522	1,539
Service charges	743	694	1,458	1,313
Gain on termination of swaps	-	-	-	1,707
Net loss on sale of investment securities	-	-	(19,826)	-
Other	677	625	1,334	1,509
Total non-interest income	2,202	2,143	4,342	6,068
Non-Interest Expenses:
Salaries and employee benefits	5,283	4,866	10,649	9,933
Occupancy and equipment	1,949	1,253	3,639	2,593
Other	3,164	2,979	6,505	5,797
Total non-interest expenses	10,396	9,098	20,793	18,323
Income before provision for income taxes	9,286	8,934	17,665	19,258
Provision for Income Taxes	2,500	2,274	4,625	4,973
Net income	$6,786	$6,660	$13,040	$14,285

Basic earnings per share	$1.15	$1.14	$2.21	$2.44
Diluted earnings per share	$1.14	$1.12	$2.19	$2.41

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$6,786	$6,660	$13,040	$14,285
Other comprehensive (loss) income:
Change in net unrealized loss on securities	(2,405)	(7,936)	(9,383)	(291)
Change in unrealized gain on cash flow hedge	-	-	-	(295)
Less: reclassification adjustments for net loss (gain) included in net income	-	-	19,826	(1,707)
Net unrealized holding (loss) gain	(2,405)	(7,936)	10,443	(2,293)
Related tax effect:
Change in net unrealized loss on securities	711	2,346	2,773	85
Change in unrealized gain on cash flow hedge	-	-	-	87
Reclassification of loss (gain) included in net income	-	-	(5,861)	505
Income tax effect	711	2,346	(3,088)	677
Other comprehensive (loss) income	(1,694)	(5,590)	7,355	(1,616)
Total comprehensive income	$5,092	$1,070	$20,395	$12,669

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13			(554)		(554)
Net Income			14,285		14,285
Other comprehensive loss				(1,616)	(1,616)
Cash dividends on common stock ($0.25 per share)			(2,928)		(2,928)
Exercise of stock options and tax effect	14,232	168			168
Stock-based compensation expense		199			199
Balance, June 30, 2023	5,864,448	$27,739	$139,191	$(38,372)	$128,558

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income			13,040		13,040
Other comprehensive income				7,355	7,355
Cash dividends on common stock ($0.27 per share)			(3,180)		(3,180)
Exercise of stock options and tax effect	24,377	367			367
Stock-based compensation expense		256			256
Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, March 31, 2023	5,862,148	$27,608	$133,997	$(32,782)	$128,823
Net Income			6,660		6,660
Other comprehensive loss				(5,590)	(5,590)
Cash dividends on common stock ($0.25 per share)			(1,466)		(1,466)
Exercise of stock options and tax effect	2,300	31			31
Stock-based compensation expense		100			100
Balance, June 30, 2023	5,864,448	$27,739	$139,191	$(38,372)	$128,558

Balance, March 31, 2024	5,895,595	$28,492	$156,414	$(23,415)	$161,491
Net Income			6,786		6,786
Other comprehensive loss				(1,694)	(1,694)
Cash dividends on common stock ($0.27 per share)			(1,592)		(1,592)
Exercise of stock options and tax effect	305	8			8
Stock-based compensation expense		156			156
Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$13,040	$14,285
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,746	2,875
Change in deferred loan origination costs/fees, net	(369)	(249)
Depreciation and amortization	719	778
Stock-based compensation expense	256	199
Loss on sale of investment securities	19,826	-
Amortization of investment security premiums	454	639
Accretion of investment security discounts	(574)	(393)
Loss (gain) on sale of other vehicles	31	(10)
Gain on sale of loans held for sale	(37)	(219)
Loans originated for sale	(636)	(1,361)
Proceeds from loan sales	757	5,338
Earnings on bank-owned life insurance	(200)	(204)
Gain on sale of buildings	(19,854)	-
(Increase) decrease in accrued interest receivable and other assets	(507)	804
(Decrease) increase in accrued interest payable and other liabilities	(414)	2,923
Net cash provided by operating activities	14,238	25,405

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	16,676	15,514
Proceeds from sale of available-for-sale securities	114,838	-
Proceeds from matured and called available-for-sale securities	4,570	1,135
Purchases of available-for-sale securities	(101,298)	(41,403)
Purchase of Federal Home Loan Bank stock	-	(1,270)
Purchase of Federal Reserve Bank stock	(3)	(4)
Net increase in loans	(39,895)	(25,883)
Proceeds from the sale of OREO	362	-
Proceeds from sale of other vehicles	505	337
Proceeds from bank owned life insurance	-	322
Proceeds from the sale of buildings	25,690	-
Purchase of premises and equipment	(421)	(1,935)
Net cash provided by (used in) investing activities	21,024	(53,187)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(35,207)	$(104,786)
Net increase in time deposits	6,139	42,137
Net (decrease) increase in securities sold under agreements to repurchase	(9,184)	1,840
Cash dividends paid on common stock	(3,180)	(2,928)
Redemption of Trust Preferred Securities	-	(10,310)
Increase in other borrowings	30,000	10,000
Proceeds from exercise of stock options	367	168
Net cash used in financing activities	(11,065)	(63,879)
Increase (decrease) in cash and cash equivalents	24,197	(91,661)
Cash and Cash Equivalents at Beginning of Year	85,655	183,426
Cash and Cash Equivalents at End of Period	$109,852	$91,765

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$3,465	$1,292
Income taxes	$5,135	$26

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$431	$410
Common stock retired in connection with the exercise of stock options	$39	$154
Lease liabilities arising from obtaining right-of-use assets	$22,588	$-

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2024 and the results of its operations and its cash flows for the three and six-month periods. Our condensed consolidated balance sheet at  December 31, 2023 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report to Shareholders on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2024, may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2024 and December 31, 2023 consisted of the following, in thousands:

Available-for-Sale	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$3,995	$-	$(36)	$3,959
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	242,153	92	(15,970)	226,275
U.S. Government-agencies collateralized by mortgage obligations - commercial	137,626	179	(11,518)	126,287
Obligations of states and political subdivisions	97,003	477	(8,869)	88,611
	$480,777	$748	$(36,393)	$445,132

Unrealized losses on available-for-sale investment securities totaling $35,645,000 were recorded, net of $10,536,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2024.  During the six months ended June 30, 2024, the Company sold 155 available-for-sale investment securities for proceeds of $114,838,000 recording a $19,826,000 loss on sale. The Company realized a gain on sale from 9 of these securities totaling $86,000 and a loss on sale of 146 securities totaling $19,912,000.

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

Unrealized losses on available-for-sale investment securities totaling $46,088,000 were recorded, net of $13,624,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. No securities were sold during the six months ended June 30, 2023.

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2024 and twelve months ended December 31, 2023. There were no securities classified as held-to-maturity at June 30, 2024 or December 31, 2023.

Investment securities with unrealized losses at June 30, 2024 and December 31, 2023 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$3,959	$36	$3,959	$36
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	61,181	543	138,244	15,427	199,425	15,970
U.S. Government-agencies collateralized by mortgage obligations - commercial	31,852	432	69,240	11,086	101,092	11,518
Obligations of states and political subdivisions	15,298	113	49,404	8,756	64,702	8,869
	$108,331	$1,088	$260,847	$35,305	$369,178	$36,393

December 31, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$6,880	$98	$6,880	$98
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	43,924	279	160,383	20,835	204,307	21,114
U.S. Government-agencies collateralized by mortgage obligations - commercial	16,533	295	71,782	13,539	88,315	13,834
Obligations of states and political subdivisions	9,306	151	82,764	12,774	92,070	12,925
	$69,763	$725	$321,809	$47,246	$391,572	$47,971

At June 30, 2024, the Company held 311 securities of which 48 were in a loss position for less than twelve months and 199 were in a loss position for twelve months or more. Of the 311 securities 1 is a U.S. Treasury security, 90 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 47 were U.S. Government agencies collateralized by commercial mortgage obligations and 173 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At June 30, 2024, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment in debt securities at June 30, 2024 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$4,830	$4,789
After one year through five years	5,638	5,508
After five years through ten years	17,439	17,034
After ten years	73,091	65,239
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	137,626	126,287
Government-sponsored agencies residential mortgage-backed securities	242,153	226,275
	$480,777	$445,132

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $309,339,000 and $316,733,000 and estimated fair values totaling $288,801,000 and $285,534,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2024	2023

Commercial	$81,170	$74,271
Agricultural	123,661	129,389
Real estate – residential	11,755	11,914
Real estate – commercial	588,332	544,339
Real estate – construction and land development	67,960	57,717
Equity lines of credit (Equity LOC)	38,446	37,871
Auto	80,751	98,132
Other	5,259	4,931
Total loans	997,334	958,564
Deferred loan costs, net	3,265	2,907
Loans, amortized cost basis	1,000,599	961,471
Allowance for credit losses	(14,082)	(12,867)
Total net loans	$986,517	$948,604

Salaries and employee benefits totaling $763,000 and $509,000 have been deferred as loan origination costs during the three months ended June 30, 2024 and 2023, respectively. Salaries and employee benefits totaling $1,463,000 and $1,071,000 have been deferred as loan origination costs during the six months ended June 30, 2024 and 2023, respectively.

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

For other loans, which are primarily consumer loans and automobile loans the Company evaluates credit quality based on the aging status of the loan and by payment activity. Non-performing loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. At June 30, 2024 other real estate owned totaled $141,000, consisting of one single family residential real estate (SFR) property.  At December 31, 2023 other real estate owned totaled $357,000 also consisting of one SFR property. There was one consumer mortgage loan with a balance of $110,000 secured by a SFR property for which formal foreclosure proceedings were in process at June 30, 2024 and one consumer mortgage loan with a balance of $122,000 secured by a SFR property for which formal foreclosure proceedings were in process at December 31, 2023.

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of June 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$10,282	$14,859	$18,328	$10,456	$2,474	$8,389	14,877	$-	$79,665
Special Mention	84	-	-	288	150	42	53	-	617
Substandard	-	-	1,016	242	322	36	22	-	1,638
Total Commercial loans	$10,366	$14,859	$19,344	$10,986	$2,946	$8,467	$14,952	$-	$81,920
Current period gross charge-offs	$-	$-	$43	$-	$-	$22	$-	$-	$65

Agricultural
Pass	$5,687	$9,607	$16,278	$12,747	$14,562	$29,520	$15,839	$-	$104,240
Special Mention	1,591	182	755	95	1,324	1,688	583	-	6,218
Substandard	-	4,028	4,970	3,072	-	1,418	-	-	13,488
Total Agricultural	$7,278	$13,817	$22,003	$15,914	$15,886	$32,626	$16,422	$-	$123,946
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$386	$1,116	$-	$2,104	$2,404	$5,063	$442	$-	$11,515
Substandard	-	-	-	-	-	269	-	-	269
Total Real Estate - Residential	$386	$1,116	$-	$2,104	$2,404	$5,332	$442	$-	$11,784
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$49,392	$76,135	$126,619	$83,738	$75,846	$165,460	$6,931	$-	$584,121
Special Mention	-	-	-	-	-	2,828	-	-	2,828
Substandard	-	-	11	-	331	1,523	-	-	1,865
Total Real Estate -Commercial	$49,392	$76,135	$126,630	$83,738	$76,177	$169,811	$6,931	$-	$588,814
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$10,137	$28,743	$20,920	$4,071	$967	$868	$1,788	$-	$67,494
Substandard	114	-	-	-	-	-	-	-	114
Total Real Estate -Construction	$10,251	$28,743	$20,920	$4,071	$967	$868	$1,788	$-	$67,608
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$35,758	$2,928	$38,686
Substandard	-	-	-	-	-	-	330	298	628
Total Equity LOC	$-	$-	$-	$-	$-	$-	$36,088	$3,226	$39,314
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$75,884	$130,460	$182,145	$113,116	$96,253	$209,300	$75,635	$2,928	$885,721
Special Mention	1,675	182	755	383	1,474	4,558	636	-	9,663
Substandard	114	4,028	5,997	3,314	653	3,246	352	298	18,002
Total	$77,673	$134,670	$188,897	$116,813	$98,380	$217,104	$76,623	$3,226	$913,386
Current period gross charge-offs	$-	$-	$43	$-	$-	$22	$-	$-	$65

Auto
Performing	$-	$27,576	$27,047	$13,237	$6,536	$6,660	$-	$-	$81,056
Non-performing	-	140	166	178	179	191	-	-	854
Total Auto	$-	$27,716	$27,213	$13,415	$6,715	$6,851	$-	$-	$81,910
Current period gross charge-offs	$-	$174	$358	$95	$96	$173	$-	$-	$896

Other
Performing	$1,639	$1,714	$1,074	$538	$143	$29	$159	$-	$5,296
Non-performing		-	7			-	-	-	7
Total Other	$1,639	$1,714	$1,081	$538	$143	$29	$159	$-	$5,303
Current period gross charge-offs	$-	$4	$5	$31	$-	$9	$-	$-	$49

Total
Performing	$1,639	$29,290	$28,121	$13,775	$6,679	$6,689	$159	$-	$86,352
Non-performing	-	140	173	178	179	191	-	-	861
Total	$1,639	$29,430	$28,294	$13,953	$6,858	$6,880	$159	$-	$87,213
Total Loans	$79,312	$164,100	$217,191	$130,766	$105,238	$223,984	$76,782	$3,226	$1,000,599
Total gross charge-offs	$-	$178	$406	$126	$96	$204	$-	$-	$1,010

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$15,549	$18,995	$11,603	$3,472	$4,291	$5,165	$13,079	$-	$72,154
Special Mention	-	-	302	-	31	68	170	-	571
Substandard	-	1,532	289	340	-	24	23	-	2,208
Total Commercial loans	$15,549	$20,527	$12,194	$3,812	$4,322	$5,257	$13,272	$-	$74,933
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Agricultural
Pass	$12,028	$17,382	$13,182	$15,550	$11,495	$20,704	$18,925	$-	$109,266
Special Mention	1,852	813	97	1,017	16	817	621	-	5,233
Substandard	6,226	6,878	1,075	-	752	248	-	-	15,179
Total Agricultural	$20,106	$25,073	$14,354	$16,567	$12,263	$21,769	$19,546	$-	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,127	$-	$2,143	$2,447	$524	$4,676	$201	-	$11,118
Substandard	-	-	-	-	59	765	-	-	824
Total Real Estate - Residential	$1,127	$-	$2,143	$2,447	$583	$5,441	$201	-	$11,942
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,595	$115,890	$90,436	$76,401	$40,256	$133,958	$6,246	-	$537,782
Special Mention	-	-	-	199	-	3,316	-	-	3,515
Substandard	-	12	-	281	353	2,271	-	-	2,917
Total Real Estate -Commercial	$74,595	$115,902	$90,436	$76,881	$40,609	$139,545	$6,246	-	$544,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Total Real Estate -Construction	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$35,122	$3,018	$38,140
Substandard	-	-	-	-	-	-	319	254	573
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,441	$3,272	$38,713
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$122,177	$183,092	$121,081	$99,542	$57,185	$164,784	$74,941	$3,018	$825,820
Special Mention	1,852	813	399	1,216	47	4,201	791	-	9,319
Substandard	6,226	8,422	1,364	621	1,164	3,308	342	254	21,701
Total	$130,255	$192,327	$122,844	$101,379	$58,396	$172,293	$76,074	$3,272	$856,840
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Auto
Performing	$31,880	$31,913	$16,246	$8,554	$6,329	$3,689	$-	$-	$98,611
Non-performing	167	228	179	210	228	37	-	-	1,049
Total Auto	$32,047	$32,141	$16,425	$8,764	$6,557	$3,726	$-	$-	$99,660
Current period gross charge-offs	$-	$367	$569	$237	$255	$122	$-	$-	$1,550

Other
Performing	$2,411	$1,354	$719	$252	$57	$15	$159	$-	$4,967
Non-performing	-	4	-	-	-	-	-	-	4
Total Other	$2,411	$1,358	$719	$252	$57	$15	$159	$-	$4,971
Current period gross charge-offs	$-	$70	$33	$9	$12	$3	$2	$-	$129

Total
Performing	$34,291	$33,267	$16,965	$8,806	$6,386	$3,704	$159	$-	$103,578
Non-performing	167	232	179	210	228	37	-	-	1,053
Total	$34,458	$33,499	$17,144	$9,016	$6,614	$3,741	$159	$-	$104,631
Total Loans	$164,713	$225,826	$139,988	$110,395	$65,010	$176,034	$76,233	$3,272	$961,471
Total gross charge-offs	$-	$471	$642	$260	$267	$135	$27	$-	$1,802

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	June 30, 2024			December 31, 2023
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$64	$118	$-	$75	$132	$-
Agricultural	-	-	6,152	2,066	2,066	-
Real estate – residential	95	95	-	223	223	-
Real estate – commercial	846	846	274	774	774	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	628	628	-	572	572	-
Auto	854	854	-	1,049	1,049	-
Other	7	7	-	4	4	-
Total Gross Loans	$2,494	$2,548	$6,426	$4,763	$4,820	$-

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

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and six months ended June 30, 2024 and 2023.

Three months ended:

(in thousands)	June 30, 2024	June 30,2023
Real estate – commercial	$-	$19
Equity Lines of Credit	-	1
Auto	7	9
Total	$7	$29

Six months ended:

(in thousands)	June 30, 2024	June 30,2023
Commercial	$4	$2
Agricultural	-	41
Real estate – residential	9	-
Real estate – commercial	14	19
Equity Lines of Credit	10	5
Auto	9	20
Total	$46	$87

On June 30, 2024, there was one commercial nonaccrual loan with an amortized cost of $54,000 that had an allowance for credit losses totaling $27,000. On December 31, 2023, there was one commercial nonaccrual loan with an amortized cost of $57,000 that had an allowance for credit losses totaling $28,000. No income was recognized on nonaccrual loans accounted on a cash basis during the six months ended June 30, 2024 and 2023.

The following table presents the amortized cost basis of loans at June 30, 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.  There were no loans modified during the three months ended June 30, 2024 to borrowers experiencing financial difficulty.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	34	0.04%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty at  June 30, 2024:

Weighted-Average Term Extension (in months)
Commercial	6.0

The following table presents the amortized cost basis of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	1,499	1.98%
Agricultural	5,246	4.12%
Total	$6,745	0.72%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2023:

Weighted-Average Term Extension (in months)
Commercial	6.0
Agricultural	10.0
Total	9.1

Loans with payment defaults by borrowers experiencing financial difficulty during the six months ended June 30, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $6.2 million in agricultural loans.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Six Months Ended June 30, 2024:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(65)	-	-	-	-	-	(896)	(49)	(1,010)
Recoveries	15	-	2	-	-	-	376	7	400
Provision	342	42	(18)	903	176	19	309	52	1,825
Ending balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082
Three Months Ended June 30, 2024:
Allowance for credit losses
Beginning balance	$1,311	$1,652	$134	$6,917	$918	$437	$1,700	$88	$13,157
Charge-offs	(22)	-	-	-	-	-	(263)	(45)	(330)
Recoveries	6	-	1	-	-	-	319	4	330
Provision	131	128	(14)	664	55	21	(102)	42	925
Ending balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082

Six Months Ended June 30, 2023:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	(49)	-	-	-	-	-	(604)	(85)	(738)
Recoveries	12	-	2	1	-	-	305	7	327
Provision	338	244	27	393	317	135	567	529	2,550
Ending balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385
Three Months Ended June 30, 2023:
Allowance for credit losses
Beginning balance	$1,475	$1,307	$162	$6,740	$763	$330	$1,504	$49	$12,330
Charge-offs	(49)	-	-	-	-	-	(311)	(70)	(430)
Recoveries	6	-	1		-	-	174	4	185
Provision	115	171	6	122	103	71	199	513	1,300
Ending balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385

The following tables summarizes the activity in the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities for the three and six months ended June 30, 2024, and 2023.

Three months ended:

(in thousands)	June 30, 2024	June 30,2023
Beginning balance	$720	$874
Provision	-	50
Ending balance	$720	$924

Six months ended:

(in thousands)	June 30, 2024	June 30, 2023
Beginning balance	$799	$341
Impact of CECL Adoption	-	258
Provision (benefit)	(79)	325
Total	$720	$924

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
June 30, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,627	$875	$-	$118	$2,620	$79,300	$81,920
Agricultural	957	567	6,152	-	7,676	116,270	123,946
Real estate – residential	175	-	-	95	270	11,514	11,784
Real estate – commercial	4,759	1,059	274	846	6,938	581,876	588,814
Real estate - construction & land	2,133	1,788	-	-	3,921	63,687	67,608
Equity Lines of Credit	175	-	-	628	803	38,511	39,314
Auto	1,475	547	-	854	2,876	79,034	81,910
Other	58	13	-	7	78	5,225	5,303
Total	$11,359	$4,849	$6,426	$2,548	$25,182	$975,417	$1,000,599

					Total
December 31, 2023			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$21	$254	$-	$132	$407	$74,526	$74,933
Agricultural	82	-	-	2,066	2,148	127,530	129,678
Real estate – residential	348	423	-	223	994	10,948	11,942
Real estate - commercial	587	-	-	774	1,361	542,853	544,214
Real estate - construction & land	-	-	-	-	-	57,360	57,360
Equity Lines of Credit	473	53	-	572	1,098	37,615	38,713
Auto	1,729	405	-	1,049	3,183	96,477	99,660
Other	19	3	-	4	26	4,945	4,971
Total	$3,259	$1,138	$-	$4,820	$9,217	$952,254	$961,471

The following tables present the amortized cost basis of collateral dependent loans by class of loans at June 30, 2024 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$89	$-	$-	$-	$-	$-	$89
Agricultural	-	-	-	-	-	-	-
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	600	-	27	51	678
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	185	-	185
Auto	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$89	$-	$600	$-	$212	$51	$952

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$55	$-	$-	$-	$-	$-	$55
Agricultural	-	2,066		-	-	-	2,066
Real estate – residential	-	-		122	-	-	122
Real estate – commercial	-	-	634	-	28	-	662
Real estate - construction & land	-	-		-	-	-	-
Equity Lines of Credit	-	-		105	190	-	295
Auto	-	-		-	-	-	-
Other	-	-		-	-	-	-
Total	$55	$2,066	$634	$227	$218	$-	$3,200

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $162.4 million and $174.6 million and stand-by letters of credit of $0 and $108,000 at June 30, 2024 and December 31, 2023, respectively.

Of the loan commitments outstanding at June 30, 2024, $25.6 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at June 30, 2024 and December 31, 2023 totaled $720,000 and $799,000, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net Income:
Net income	$6,786	$6,660	$13,040	$14,285
Earnings Per Share:
Basic earnings per share	$1.15	$1.14	$2.21	$2.44
Diluted earnings per share	$1.14	$1.12	$2.19	$2.41
Weighted Average Number of Shares Outstanding:
Basic shares	5,896	5,862	5,892	5,858
Effect of dilutive of stock options and restricted stock	50	67	54	74
Diluted shares	5,946	5,929	5,946	5,932

There were no stock options having an antidilutive effect during the three-month and six-month periods ended June 30, 2024, and 2023.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 141,447 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

107,200 options were granted under the 2022 Plan during the six months ended June 30, 2024. The fair value of each option was estimated on the date of grant using the following assumptions.

2024
Expected life of stock options (in years)	6.2
Risk free interest rate	3.98%
Annualized Volatility	32.3%
Dividend yields	3.17%
Weighted-average fair value of options granted during the three months ended June 30, 2024	$9.25

No options were granted during 2023.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(24,400)	18.59
Options outstanding at December 31, 2023	165,517	$21.52
Options exercised	(24,070)	15.18
Options outstanding at June 30, 2024	141,447	$22.60	2.8	$1,892,476
Options exercisable at June 30, 2024	141,447	$22.60	2.8	$1,892,476

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	117,200	$31.00
Options cancelled	(10,400)	31.00
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2023	105,500	$31.00
Options granted	107,200	34.07
Options cancelled	(1,200)	34.07
Options exercised	(1,300)	31.00
Options outstanding at June 30, 2024	210,200	$32.55	8.71	$721,385
Options exercisable at June 30, 2024	21,800	$31.00	7.69	$108,564
Expected to vest after June 30, 2024	162,363	$32.73	8.83	$527,680

As of June 30, 2024, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.0 years.  There were no unrecognized costs remaining under the 2013 plan as of June 30, 2024.

The total fair value of options vested during the six months ended June 30, 2024, and 2023 was $7,000. The total intrinsic value of options at time of exercise was $536,000 and $385,000 for the six months ended June 30, 2024, and 2023, respectively.

Compensation cost related to stock options recognized in operating results under the stock option plans was $131,000 and $86,000 for the three months ended June 30, 2024, and 2023, respectively. The associated income tax benefit recognized was $13,000 and $6,000 for the three months ended June 30, 2024, and 2023, respectively. Compensation cost related to stock options recognized in operating results under the stock option plans was $219,000 and $173,000 for the six months ended June 30, 2024, and 2023, respectively. The associated income tax benefit recognized was $20,000 and $13,000 for the six months ended June 30, 2024, and 2023, respectively.

Cash received from option exercises under the plans for the six months ended June 30, 2024, and 2023 was $367,000 and $168,000, respectively. The tax benefit realized for the tax deductions from option exercise totaled $69,000 and $63,000 for the six months ended June 30, 2024, and 2023, respectively.

During the six months ended June 30, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three and six months ended June 30, 2024 were $25,000 and $37,000, respectively. As of June 30, 2024, there was $66,000 of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 0.7 years.

During 2022, the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during the three and six-months ended June 30, 2023 totaled $13,000 and $26,000, respectively. There were no compensation costs related to these shares in 2024.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2024, and 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at June 30, 2024 follows, in thousands:

		Fair Value Measurements at June 30, 2024, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$109,852	$109,852	$-	$-	$109,852
Investment securities	445,132	-	445,132	-	445,132
Loans, net	986,517	-	-	946,667	946,667
FHLB stock	6,234	-	-	-	N/A
FRB Stock	1,375	-	-	-	N/A
Financial liabilities:
Deposits	1,304,587	1,206,796	97,172	-	1,303,968
Repurchase agreements	13,870	-	13,870	-	13,870
Borrowings	120,000	-	-	116,377	116,377

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 follows, in thousands:

		Fair Value Measurements at December 31, 2023 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$85,655	$85,655			$85,655
Investment securities	489,181		489,181		489,181
Loans, net	948,604			$923,500	$923,500
FHLB stock	6,234				N/A
FRB Stock	1,371				N/A
Financial liabilities:
Deposits	1,333,655	1,242,003	92,311		1,334,314
Repurchase agreements	23,054		23,054		23,054
Borrowings	90,000			86,100	86,100

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$3,959	$-	$3,959	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	226,275	-	226,275	-
U.S. Government agencies collateralized by mortgage obligations-commercial	126,287	-	126,287	-
Obligations of states and political subdivisions	88,611	-	88,611	-
	$445,132	$-	$445,132	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024 are summarized below, in thousands:

Fair Value Measurements at
June 30, 2024 Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Collateral-dependent loans
Commercial	30	-	-	30

Other Real Estate Owned:
RE – Residential	141	$-	$-	$141

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below, in thousands:

Fair Value Measurements at
December 31, 2023 Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Collateral-dependent loans
Commercial	$27	$-	$-	$27

Other Real Estate Owned:
RE – Residential	357	-	-	357

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges were recognized during the six months ended June 30, 2024, related to the above collateral-dependent loan. Impairment charges of $32,000 were recognized during the six months ended June 30, 2023, related to the above collateral dependent loans. The collateral-dependent loans at June 30, 2024 and December 31, 2023 consist solely of loans which have been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	6/30/2024	12/31/2023	Technique	Significant Unobservable Input	6/30/2024	12/31/2023
Collateral-dependent loans
Commercial	$30	$27	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	47%	48%

Other Real Estate:
RE – Residential	$141	$357	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	39%	11%

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the six months ended June 30, 2023 and June 30, 2024 were as follows:

	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gain (loss)	Comprehensive
	on AFS Securities	Cash Flow Hedge	Loss, net of tax
Beginning Balance, January 1, 2023	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive loss	(291)	(2,002)	(1,616)
Ending balance, June 30, 2023	$(54,474)	$-	$(38,372)

Beginning Balance, January 1, 2024	$(46,088)	$-	$(32,464)
Current year-to-date other comprehensive income	10,443	-	7,355
Ending balance, June 30, 2024	$(35,645)	$-	$(25,109)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2024 and June 30, 2023, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Affected Line Item on the Statement of Income
Cash flow hedge:
Termination of cash flow hedge	$-	$1,707	Non-Interest Income
Tax effect	-	(505)	Provision for income taxes
Investment securities:
Loss on sale of investment securities	19,826	-	Non-Interest Income
Tax effect	(5,861)	-	Provision for income taxes
Total reclassifications for the period	$13,965	$1,202	Net income

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2024 and December 31, 2023 and for the three and six-month periods ended June 30, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2023 Annual Report to Shareholders on Form 10-K.

SALES/LEASEBACK AND INVESTMENT RESTRUCTURING

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”). One Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by Plumas Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million. The branch portion of the sale was completed on February 14, 2024 resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million. The second Sale Agreement provides for the sale to MountainSeed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”) for an aggregate cash purchase price of $7.9 million, assuming all of the Non-Branch Offices are sold. MountianSeed has indicated that is it unlikely that they will complete the Non-Branch transaction given the current market for office space. We are reviewing other sources for the Non-Branch Offices transaction.

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

The gain on sales of the branches was offset by losses on the sale of approximately $115 million in investment securities. During the six months ended June 30, 2024 we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on the sales. As part of the restructuring, beginning in December 2023 and ending on March 27, 2024, we purchased $120 million in investments securities having a weighted average tax equivalent yield of 5.25%.

BANK TERM FUNDING PROGRAM

The Federal Reserve Board, on June 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million. In January 2024 the Company borrowed an additional $25 million under the BTFP for a total of $105 million outstanding at June 30, 2024.  This borrowing bears interest at the rate of 4.85% and is payable on January 17, 2025. Borrowings under the BTFP can be prepaid without penalty. There were no borrowings under the BTFP at June 30, 2023. Interest expense recognized on the BTFP borrowings for the three and six months ended June 30, 2024, totaled $1.3 million and $2.5 million, respectively.

RESULTS OF OPERATIONS FOR THE Six MONTHS ENDED June 30, 2024

Net Income. The Company recorded net income of $13.0 million for the six months ended June 30, 2024, down from net income of $14.3 million for the six months ended June 30, 2023. An increase of $1.5 million in net interest income and declines of $1.1 million in the provision for credit losses and $348,000 in the provision for income taxes were offset by a decline of $1.7 million in non-interest income and an increase of $2.5 million in non-interest expense. The annualized return on average assets was 1.61% for the six months ended June 30, 2024, down from 1.81% for the six months ended June 30, 2023. The annualized return on average equity decreased from 22.7% during the first half of 2023 to 16.7% during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven by an increase in market rates, growth in the loan portfolio, and the restructuring of a portion of our investment portfolio partially offset by an increase in interest expense, net interest income increased by $1.5 million from $34.4 million during the six months ended June 30, 2023, to $35.9 million for the six months ended June 30, 2024.  The increase in net interest income includes an increase of $5.2 million in interest income partially offset by an increase of $3.7 million in interest expense.

Interest and fees on loans increased by $3.9 million related to an increase in average balance and yield.  The average balance of loans during the six months ended June 30, 2024 was $972 million, an increase of $55 million from $917 million during the same period in 2023.  The average yield on loans increased by 48 basis points from 5.73% during the first six months of 2023 to 6.21% during the current period.

Interest on investment securities increased by $1.3 million related to an increase in yield of 65 basis points to 3.89%. The increase in investment yields is consistent with the increase in market rates and the restructuring of the investment portfolio. Average investment securities declined from $472 million during the six months ended June 30, 2023 to $462 million during the current period. Interest on cash balances declined by $78 thousand as an increase in yield of 70 basis points was offset by a decline in average balance from $97.1 million during the first six months of 2023 to $81.8 million in the current period.

Interest expense increased from $1.6 million during the six months ended June 30, 2023 to $5.3 million during the current period related to an increase in rate paid on interest bearing liabilities and an increase in borrowings. The average rate paid on interest bearing liabilities increased from 0.46% during the 2023 period to 1.39% in 2024 related mainly to an increase in market interest rates, an increase in borrowings and the effect of a 4% time deposit promotion.

Interest paid on deposits increased by $1.2 million and is broken down by product type as follows: money market accounts - $289 thousand and time deposits - $935 thousand. Related to a decline in average balance of $64 million, interest on savings deposits declined by $53 thousand.  The average rate paid on interest-bearing deposits increased from 0.39% during the six months ended June 30, 2023 to 0.79% during the current period.

Interest incurred on borrowings, including junior subordinated debentures in 2023 and borrowings under the BTFP in 2024 totaled $2.8 million and $282 thousand during the six months ended June 30, 2024 and 2023, respectively.

Net interest margin for the six months ended June 30, 2024 increased 10 basis points to 4.76%, up from 4.66% for the same period in 2023.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$972,427	$30,005	6.21%	$917,405	$26,087	5.73%
Taxable investment securities	369,815	7,537	4.10%	347,002	5,752	3.34%
Non-taxable investment securities (1)	92,225	1,393	3.04%	125,388	1,841	2.96%
Interest-bearing deposits	81,807	2,252	5.54%	97,103	2,330	4.84%
Total interest-earning assets	1,516,274	41,187	5.46%	1,486,898	36,010	4.88%
Cash and due from banks	27,722			26,386
Other assets	85,300			75,034
Total assets	$1,629,296			$1,588,318

Interest-bearing liabilities:
Money market deposits	$213,399	$844	0.80%	$232,855	$555	0.48%
Savings deposits	329,242	354	0.22%	392,899	407	0.21%
Time deposits	93,092	1,304	2.82%	58,057	369	1.28%
Total deposits	635,733	2,502	0.79%	683,811	1,331	0.39%
Junior subordinated debentures	-	-	-%	4,575	141	6.22%
Other borrowings	117,170	2,798	4.80%	5,691	141	5.00%
Repurchase agreements & other	19,260	25	0.26%	17,687	9	0.10%
Total interest-bearing liabilities	772,163	5,325	1.39%	711,764	1,622	0.46%
Non-interest-bearing deposits	668,441			733,781
Other liabilities	31,118			15,908
Shareholders' equity	156,574			126,865
Total liabilities & equity	$1,628,296			$1,588,318
Cost of funding interest-earning assets (4)			0.70%			0.22%
Net interest income and margin (5)		$35,862	4.76%		$34,388	4.66%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.8 million for 2024 and $3.0 million for 2023 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the six-month period ended June 30, 2024 and 2023 were $682,000 and $581,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 over 2023 change in net interest income
	for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,569	$2,147	$202	$3,918
Taxable investment securities	379	1,304	102	1,785
Non-taxable investment securities	(488)	48	(8)	(448)
Interest-bearing deposits	(368)	337	(47)	(78)
Total interest income	1,092	3,836	249	5,177
Interest-bearing liabilities:
Money market deposits	(47)	364	(28)	289
Savings deposits	(66)	14	(1)	(53)
Time deposits	223	443	269	935
Junior subordinated debentures	(141)	-	-	(141)
Other borrowings	2,770	(5)	(108)	2,657
Repurchase agreements & other	1	14	1	16
Total interest expense	2,740	830	133	3,703
Net interest income	$(1,648)	$3,006	$116	$1,474

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first half of 2024 we recorded a provision for credit losses of $1,746,000 consisting of a provision for credit losses on loans of $1,825,000 and a decrease in the reserve for unfunded commitments of $79,000. The $1.8 million loan provision includes growth in the portfolio, net losses during the six-month period and an increase in loan delinquencies. This compares to a provision for credit losses of $2,875,000 consisting of a provision for credit losses on loans of $2,550,000 and an increase in the reserve for unfunded commitments of $325,000 during the first half of 2023. The 2023 provision for credit losses on loans included specific reserves totaling $868,000 on three loans.   As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the six months ended June 30, 2024 and 2023 (in thousands).

Allowance for Credit Losses	June 30, 2024	June 30, 2023
Balance, beginning of period	$12,867	$10,717
Impact of CECL adoption	-	529
Provision charged to operations	1,825	2,550
Losses charged to allowance	(1,010)	(738)
Recoveries	400	327
Balance, end of period	$14,082	$13,385

Reserve for Unfunded Commitments	June 30, 2024	June 30, 2023
Balance, beginning of period	$799	$341
Impact of CECL adoption	-	258
Provision charged to operations	(79)	325
Balance, end of period	$720	$924

Non-interest income. During the six months ended June 30, 2024, non-interest income totaled $4.3 million, a decrease of $1.7 million from the six months ended June 30, 2023. The largest component of this decrease was a $1.7 million gain on termination of our interest rate swaps during the 2023 period. As discussed earlier, during the first quarter of 2024, a $19.9 million gain on sale of buildings was offset by a $19.8 million loss on investment securities.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2024 and 2023, dollars in thousands:

	For the Six Months Ended
	June 30,
	2024	2023	Dollar Change	Percentage Change
Gain on sale of buildings	$19,854	$-	$19,854	100.0%
Interchange income	1,522	1,539	(17)	(1.1)%
Service charges on deposit accounts	1,458	1,313	145	11.0%
Loan servicing fees	388	476	(88)	(18.5)%
FHLB Dividends	273	173	100	57.8%
Earnings on life insurance policies	200	204	(4)	(2.0)%
Gain on termination of interest rate swaps	-	1,707	(1,707)	(100.0)%
Loss on sale of investment securties	(19,826)	-	(19,826)	100.0%
Other	473	656	(183)	(27.9)%
Total non-interest income	$4,342	$6,068	$(1,726)	(28.4)%

Non-interest expense. During the six months ended June 30, 2024, non-interest expense increased by $2.5 million to $20.8 million.  The largest components of this increase were a $716 thousand increase in salary and benefit expenses and a $1.0 million increase in occupancy and equipment expense. The increase in salary and benefit expense primarily relates to an increase in salary expense and commissions. Salary expense increased by $384 thousand which we attribute primarily to merit and promotional salary increases and an increase in employees. Our full-time equivalent employee count has increased from 176 at June 30, 2023, to 185 at June 30, 2024. Commissions increased by $435 thousand related mostly to SBA production which has been quite strong during 2024.  In the second half of 2023, our SBA department moved from producing variable rate SBA 7(a) loans indexed to prime to fixed rate SBA 7(a) loans. We had experienced a significant decline in the market for the variable rate SBA loans; however, we have successfully transitioned to the fixed rate product. We portfolio the fixed rate SBA loans we generate. During the six months ended June 30, 2024, fixed rate SBA loans balances increased by $38 million. Partially offsetting the increase in salary and commission expense was an increase in the deferral of loan origination cost of $392 thousand related to the increase in SBA loan production.  The increase in occupancy and equipment costs relates to a $1.0 million increase in rent expense related to the sales/leaseback transaction.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2024 and 2023, dollars in thousands:

	For the Six Months Ended
	June 30,
	2024	2023	Dollar Change	Percentage Change
Salaries and employee benefits	$10,649	$9,933	$716	7.2%
Occupancy and equipment	3,639	2,593	1,046	40.3%
Outside service fees	2,316	2,175	141	6.5%
Professional fees	768	626	142	22.7%
Advertising and shareholder relations	458	460	(2)	(0.4)%
Telephone and data communication	426	403	23	5.7%
Armored car and courier	422	347	75	21.6%
Deposit insurance	372	370	2	0.5%
Director compensation and expense	366	438	(72)	(16.4)%
Business development	363	305	58	19.0%
Loan collection expenses	221	217	4	1.8%
Amortization of Core Deposit Intangible	102	120	(18)	(15.0)%
Other	691	336	355	105.7%
Total non-interest expense	$20,793	$18,323	$2,470	13.5%

Provision for income taxes. The Company recorded an income tax provision of $4.6 million, or 26.2% of pre-tax income, for the six months ended June 30, 2024. This compares to an income tax provision of $5.0 million, or 25.8% of pre-tax income, for the six months ended June 30, 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED June 30, 2024

Net Income. The Company recorded net income of $6.8 million for the three months ended June 30, 2024, up slightly from net income of $6.7 million for the three months ended June 30, 2023. An increase of $1.2 million in net interest income and $59,000 in non-interest income and a decline of $425,000 in the provision for credit losses were mostly offset by increases of $1.3 million in non-interest expense and $226,000 in the provision for income taxes. The annualized return on average assets was 1.67% for the three months ended June 30, 2024, down from 1.70% for the three months ended June 30, 2023. The annualized return on average equity decreased from 20.5% during the second quarter of 2023 to 17.1% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income was $18.4 million for the three months ended June 30, 2024, an increase of $1.2 million from the same period in 2023.  The increase in net interest income includes an increase of $2.9 million in interest income partially offset by an increase of $1.8 million in interest expense. Interest and fees on loans increased by $2.0 million related to growth in the loan portfolio and an increase in yield on the portfolio.

Average loan balances increased by $61 million, while the average yield on these loans increased by 48 basis points from 5.84% during the second quarter of 2023 to 6.32% during the current quarter. The increase in loan yield includes the effect of an increase in market rates.  Additionally, during the current quarter we recovered $316 thousand in interest on loans that were classified as nonaccrual and which were paid off in full during the quarter.

Interest on investment securities increased by $669 thousand related to an increase in yield of 86 basis points to 4.11%. The increase in investment yields is consistent with the increase in market rates and the restructuring of the investment portfolio discussed earlier. Average investment securities declined from $478 million during the three months ended June 30, 2023, to $444 million during the current quarter. Interest on cash balances increased by $249 thousand related to an increase in average balance of $13 million and an increase in rate earned on these balances of 37 basis points from 5.14% during the three months ended June 30, 2023 to 5.51%. during the current quarter.  The increase in rate earned was mostly related to an increase in the rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances increased from 5.06% during the second quarter of 2023 to 5.40% during the current quarter.

Interest expense increased from $984 thousand during the three months ended June 30, 2023, to $2.8 million during the current period related to an increase in rate paid on interest bearing liabilities and an increase in borrowings. The average rate paid on interest bearing liabilities increased from 0.56% during the 2023 quarter to 1.44% in 2024 related mainly to an increase in market interest rates, an increase in borrowings and the effect of a 4% time deposit promotion.

Interest paid on deposits increased by $452 thousand and is broken down by product type as follows: money market accounts - $130 thousand and time deposits - $356 thousand. Related to a decline in average balance of $61 million, interest on savings deposits declined by $34 thousand.  The average rate paid on interest-bearing deposits increased from 0.51% during the second quarter of 2023 to 0.84% during the current quarter.

Interest incurred on borrowings, including borrowings under the BTFP in 2024 totaled $1.4 million and $113 thousand during the three months ended June 30, 2024 and 2023, respectively.

Net interest margin for the three months ended June 30, 2024 increased 20bp to 4.89%, up from 4.69% for the same period in 2023.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2024			June 30, 2023
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$980,723	$15,412	6.32%	$919,953	$13,393	5.84%
Taxable investment securities	367,841	3,932	4.30%	351,986	2,938	3.35%
Non-taxable investment securities (1)	76,275	602	3.17%	126,148	927	2.95%
Interest-bearing deposits	88,607	1,214	5.51%	75,233	965	5.14%
Total interest-earning assets	1,513,446	21,160	5.62%	1,473,320	18,223	4.96%
Cash and due from banks	26,859			26,050
Other assets	90,092			74,888
Total assets	$1,630,397			$1,574,258

Interest-bearing liabilities:
Money market deposits	$215,614	$468	0.87%	229,886	$338	0.59%
Savings deposits	322,919	174	0.22%	383,599	208	0.22%
Time deposits	94,684	674	2.86%	67,986	318	1.88%
Total deposits	633,217	1,316	0.84%	681,471	864	0.51%
Other borrowings	120,000	1,431	4.80%	10,000	113	4.53%
Repurchase agreements & other	16,809	8	0.19%	16,900	7	0.17%
Total interest-bearing liabilities	770,026	2,755	1.44%	708,371	984	0.56%
Non-interest-bearing deposits	663,094			718,372
Other liabilities	37,794			17,411
Shareholders' equity	159,483			130,104
Total liabilities & equity	$1,630,397			$1,574,258
Cost of funding interest-earning assets (4)			0.73%			0.27%
Net interest income and margin (5)		$18,405	4.89%		$17,239	4.69%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.2 million for 2024 and $3.6 million for 2023 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month period ended June 30, 2024 and 2023 were $338,000 and $231,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 over 2023 change in net interest income
	for the three months ended June 30
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$882	$1,101	$36	$2,019
Taxable investment securities	132	833	29	994
Non-taxable investment securities	(366)	71	(30)	(325)
Interest-bearing deposits	172	68	9	249
Total interest income	820	2,073	44	2,937
Interest-bearing liabilities:
Money market deposits	(21)	162	(11)	130
Savings deposits	(33)	0	(1)	(34)
Time deposits	125	166	65	356
Other borrowings	1,239	7	72	1,318
Repurchase agreements & other	-	1	-	1
Total interest expense	1,310	336	125	1,771
Net interest income	$(490)	$1,737	$(81)	$1,166

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the second quarter of 2024 we recorded a provision for credit losses of $925,000 consisting of a provision for credit losses on loans of $925,000. This compares to a provision for credit losses of $1,350,000 during the 2023 quarter consisting of a provision for credit losses on loans of $1,300,000 and an increase in the reserve for unfunded commitments of $50,000. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income increased by $59 thousand to $2.2 million during the current quarter.  Increases of $49 thousand in service charge income, $50 thousand in Federal Home Loan Bank dividends and $57 thousand in other non-interest income were partially offset by declines in interchange income of $42 thousand and loan servicing fees of $55 thousand.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	June 30,
	2024	2023	Dollar Change	Percentage Change
Interchange income	$782	$824	$(42)	(5.1)%
Service charges on deposit accounts	743	694	49	7.1%
Loan servicing fees	186	241	(55)	(22.8)%
FHLB Dividends	136	86	50	58.1%
Earnings on life insurance policies	104	100	4	4.0%
Other	251	198	53	26.8%
Total non-interest income	$2,202	$2,143	$59	2.8%

Non-interest expense. During the three months ended June 30, 2024, total non-interest expense increased by $1.3 million from $9.1 million during the second quarter of 2023 to $10.4 million during the current quarter. The largest components of this increase were an increase in salary and benefit expense of $417 thousand and an increase in occupancy and equipment costs of $696 thousand. The increase in salary and benefit expense primarily relates to an increase in salary expense and commissions. Salary expense increased by $197 thousand which we attribute primarily to merit and promotional salary increases and an increase in employees. Commissions increased by $328 thousand related mostly to SBA production which has been quite strong during 2024. Partially offsetting the increase in salary and commission expense was an increase in the deferral of loan origination cost of $254 thousand related to the increase in SBA loan production. Occupancy and equipment costs increased by $696 thousand related to an increase in rent expense of $685 thousand related to the sales/leaseback transaction.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	June 30,
	2024	2023	Dollar Change	Percentage Change
Salaries and employee benefits	$5,283	$4,866	$417	8.6%
Occupancy and equipment	1,949	1,253	696	55.5%
Outside service fees	1,184	1,181	3	0.3%
Professional fees	329	284	45	15.8%
Armored car and courier	220	182	38	20.9%
Advertising and shareholder relations	214	281	(67)	(23.8)%
Business development	210	166	44	26.5%
Telephone and data communication	204	203	1	0.5%
Director compensation and expense	199	196	3	1.5%
Deposit insurance	185	182	3	1.6%
Loan collection expenses	117	87	30	34.5%
Amortization of Core Deposit Intangible	51	60	(9)	(15.0)%
Other	251	157	94	59.9%
Total non-interest expense	$10,396	$9,098	$1,298	14.3%

Provision for income taxes. The Company recorded an income tax provision of $2.5 million, or 26.9% of pre-tax income, for the three months ended June 30, 2024. This compares to an income tax provision of $2.3 million, or 25.5% of pre-tax income, for the three months ended June 30, 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets on June 30, 2024, were $1.6 billion, an increase of $32 million from December 31, 2023. Net loans increased by $38 million from $949 million on December 31, 2023, to $987 million at June 30, 2024. Cash and cash equivalents increased by $24 million to $110 million on June 30, 2024. Related to the sales/leaseback transaction right-of use assets increased by $22 million.  These increases were offset by declines of $44 million in investment securities, $6.0 million in property and equipment and $2 million in all other assets. Deposits totaled $1.3 billion June 30, 2024, a decrease of $29 million from December 31, 2023. Borrowings increased by $30 million from $90 million on December 31, 2023, to $120 million on June 30, 2024.  Shareholders’ equity increased by $18 million from $147 million on December 31, 2023, to $165 million on June 30, 2024. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans increased by $39 million, or 4%, from $958.6 million at December 31, 2023, to $997.3 million at June 30, 2024. Increases in loans included $44 million in commercial real estate loans, $10 million in construction loans, and $7 million in commercial loans and $1 million in equity lines of credit; these items were offset by declines of $17 million in automobile loans and $6 million in agricultural loans. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect auto loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2024	06/30/2024	12/31/2023	12/31/2023
Commercial	$81,170	8.1%	$74,271	7.8%
Agricultural	123,661	12.4%	129,389	13.5%
Real estate – residential	11,755	1.2%	11,914	1.2%
Real estate – commercial	588,332	59.0%	544,339	56.8%
Real estate – construction & land	67,960	6.8%	57,717	6.0%
Equity Lines of Credit	38,446	3.9%	37,871	4.0%
Auto	80,751	8.1%	98,132	10.2%
Other	5,259	0.5%	4,931	0.5%
Total Gross Loans	$997,334	100%	$958,564	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 79% of the total loan portfolio at June 30, 2024. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”), which comprised 59% of the lending portfolio at June 30, 2024, included 26% investor-owned, 24% owner-occupied, and 9% multi-family. Concentrations by real estate type within the CRE portfolio included 15% multi-family, 13% retail,12% office, 11% mixed commercial real estate, 8% hospitality, 7% industrial, and 6% mini storage facilities, with all remaining concentrations below 5%. There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 36% of CRE loans were located in northern Nevada and 43% were located in northern California, including the Sacramento area. Of the $2.5 million in non-accrual balances at June 30, 2024, approximately 33% were CRE. Of the $18.0 million in substandard balances at June 30, 2024, 10% were CRE, much of which was related to a single borrower who has not missed payments.

CRE loans consist of term loans secured by a mortgage lien on real property and include both owner occupied CRE loans as well as investor-owned loans. Investor-owned CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family, industrial, office, retail and other specific use properties. The primary risk characteristics in the investor-owned portfolio include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses. The Company requires collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements and equity investment in the project. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. Inherent lending risks are monitored on a continuous basis through quarterly monitoring and the Bank’s annual underwriting process, incorporating an analysis of cash flow, collateral, market conditions and guarantor liquidity, if applicable. CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. CRE loan policies are reviewed no less than annually by management and approved by the Company’s Board of Directors to ensure they align with current market conditions and the Company’s moderate risk appetite. CRE concentration limits have been established by product type and are monitored quarterly by the Company’s Board of Directors.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2024 and December 31, 2023, approximately 75% and 78%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 25% of the Company’s variable rate loan portfolio; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 72% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both December 31, 2023 and June 30, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at June 30, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of June 30, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Six Months Ended		For the Year Ended
(dollars in thousands)	June 30,		December 31,
	2024	2023	2023	2022	2021
Balance at beginning of period	$12,867	$10,717	$10,717	$10,352	$9,902
Impact of CECL Adoption	-	529	529	-	-
Adjusted balance	12,867	11,246	11,246	10,352	9,902
Charge-offs:
Commercial	65	49	123	207	188
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	19	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	896	604	1,550	1,195	703
Other	49	85	129	40	47
Total charge-offs	1,010	738	1,802	1,461	938
Recoveries:
Commercial	15	12	44	27	72
Agricultural	-	-	-	-	-
Real estate – residential	2	2	3	3	3
Real estate – commercial		1	1	2	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	4
Auto	376	305	746	482	136
Other	7	7	54	12	40
Total recoveries	400	327	848	526	263
Net charge-offs	610	411	954	935	675
Provision for credit losses - loans	1,825	2,550	2,575	1,300	1,125
Balance at end of period	$14,082	$13,385	$12,867	$10,717	$10,352
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.13%	0.09%	0.10%	0.11%	0.09%
Allowance for credit losses to total loans	1.41%	1.43%	1.34%	1.18%	1.23%

The following table provides a breakdown of the allowance for credit losses at June 30, 2024 and December 31, 2023:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	6/30/2024	6/30/2024	12/31/2023	12/31/2023
Commercial	$1,426	8.1%	$1,134	7.8%
Agricultural	1,780	12.4%	1,738	13.5%
Real estate – residential	121	1.2%	137	1.2%
Real estate – commercial	7,581	59.0%	6,678	56.8%
Real estate – construction & land development	973	6.8%	797	6.0%
Equity Lines of Credit	458	3.9%	439	4.0%
Auto	1,654	8.1%	1,865	10.2%
Other	89	0.5%	79	0.5%
Total	$14,082	100%	$12,867	100%

The allowance for credit losses totaled $14.1 million at June 30, 2024, and $12.9 million at December 31, 2023. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $27,000 and  $28,000 at June 30, 2024, and December 31, 2023, respectively.  The allowance for credit losses as a percentage of total loans was 1.41% on June 30, 2024, and 1.34% on December 31, 2023.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
	2024	2023	2022	2021
	(dollars in thousands)

Nonaccrual loans	$2,548	$4,820	$1,172	$4,863
Loans past due 90 days or more and still accruing	6,426	-	-	-
Total nonperforming loans	8,974	4,820	1,172	4,863
Other real estate owned	141	357	-	487
Other vehicles owned	33	138	18	47
Total nonperforming assets	$9,148	$5,315	$1,190	$5,397
Interest income forgone on nonaccrual loans	$121	$257	$121	$381
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.90%	0.50%	0.13%	0.58%
Nonperforming assets to total assets	0.56%	0.33%	0.07%	0.33%

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

Nonperforming loans at June 30, 2024 were $9.0 million, an increase of $4.2 million from $4.8 million at December 31, 2023.  Included in nonperforming loans at June 30, 2024 were agricultural loans from one borrower totaling $6.2 million which were over 90 days past due but not nonaccrual. We received payments on these loans totaling $1.6 million in July and concurrently with these payments we extended the maturity of the loans to August 15, 2024 which allows time for the borrower to sell the crops securing the remaining balance of principal and interest on the loans. Nonaccrual loans totaled $2.5 million at June 30, 2024, and $4.8 million at December 31, 2023.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $3.7 million from $21.7 million on December 31, 2023, to $18.0 million on June 30, 2024. Loans classified as special mention increased by $0.4 million from $9.3 million on December 31, 2023, to $9.7 million on June 30, 2024.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on June 30, 2024, is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represent real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  OREO holdings represented one property totaling $141,000 on June 30, 2024, and one property totaling $357,000 at December 31, 2023.

Nonperforming assets as a percentage of total assets were 0.56% at June 30, 2024 and 0.33% at December 31, 2023.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended June 30,
	#	2024	#	2023
Beginning Balance	1	$357	-	$-
Additions	1	141	1	83
Dispositions	1	(357)	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$141	1	$83

Investment Portfolio and Federal Funds Sold. Total investment securities were $445.1 million as of June 30, 2024, and $489.2 million at December 31, 2023. Unrealized losses on available-for-sale investment securities totaling $35,645,000 were recorded, net of $10,536,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2024. Net unrealized losses on available-for-sale investment securities totaling $46.1 million were recorded, net of $13.6 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. During the six months ended June 30, 2024 we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investments securities having a weighted average tax equivalent yield of 5.25%.  These sales and purchases were made as part of  the investment restructure described earlier.  No securities were sold during the six months ended June 30, 2023.

The investment portfolio at June 30, 2024, consisted of $3.9 million in U.S. Treasury securities, $352.6 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 173 municipal securities totaling $88.6 million. The investment portfolio at December 31, 2023 consisted of $6.9 million in U.S. Treasury securities, $351.9 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies and 244 municipal securities totaling $130.4 million.

There were no Federal funds sold at June 30, 2024, and December 31, 2023; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $75.2 million at June 30, 2024 and $52.9 million at December 31, 2023. The balance, on June 30, 2024, earns interest at the rate of 5.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table shows the distribution of deposits by type at June 30, 2024 and December 31, 2023.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	06/30/2024	06/30/2024	12/31/2023	12/31/2023
Non-interest bearing	$670,652	51.4%	$692,768	51.9%
Money Market	214,063	16.4%	214,185	16.1%
Savings	322,081	24.7%	335,050	25.1%
Time	97,791	7.5%	91,652	6.9%
Total Deposits	$1,304,587	100%	$1,333,655	100%

Total deposits were $1.3 billion at June 30, 2024, a decrease of $29 million from December 31, 2023. The decrease in deposits includes decreases of $22 million in demand deposits and $13 million in savings. Partially offsetting these decreases was an increase in time deposits of $6 million. We attribute much of the decrease to the current interest rate environment as we have seen some deposits leave for higher rates and some customers reluctant to borrow to fund operating expense and instead have drawn down their excess deposit balances. Beginning in April 2023 we began offering a time deposit promotion offering 7-month and 11-month time deposits at an interest rate of 4%. Effective June 30, 2023 we discontinued this promotion which generated $46 million in deposits. However, beginning in the fourth quarter of 2023 we allowed those customers who had promotional time deposits to renew those deposits at similar terms.  At June 30, 2024, 51% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. However, during 2023 and continuing into 2024 we have experienced a decline in these core deposits.  The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below.

Estimated uninsured deposits totaled $423 million and $416 million at June 30, 2024, and December 31, 2023, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	June 30,	December 31,
(dollars in thousands)	2024	2023
Remaining maturity:
Three months or less	$4,928	$6,044
After three through six months	3,822	10,097
After six through twelve months	11,875	5,428
After twelve months	566	757
Total	$21,191	$22,326

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $13.9 million and $23.1 million at June 30, 2024 and December 31, 2023, respectively, are secured by U.S. Government agency securities with a carrying amount of $29.8 million and $34.1 million at June 30, 2024 and December 31, 2023, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $234 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $431 million. The Company is required to hold FHLB stock as a condition of membership. At June 30, 2024, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Federal Reserve Board, on March 12, 2023, announced the creation of the Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million. In January 2024 the Company borrowed an additional $25 million under the BTFP for a total of $105 million outstanding at June 30, 2024.  This borrowing accrues interest at the rate of 4.85% and is payable on January 17, 2025. Borrowings under the BTFP can be prepaid without penalty. Interest expense recognized on the BTFP borrowings for the six months ended June 30, 2024 and 2023, totaled $2.5 million and $0, respectively. In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings from the FHLB or the correspondent banks at June 30, 2024, and December 31, 2023.

Note Payable. On January 25, 2022 the Company replaced its existing $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time. During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit. Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities. During January of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes. The Company was in compliance with all covenants related to the Term Note at June 30, 2024. Interest expense recognized on the Term Note for the six months ended June 30, 2024 and 2023 totaled $313,000 and $141,000, respectively.

Capital Resources

Shareholders’ equity increased by $17.8 million from $147.3 million at December 31, 2023 to $165.1 million at June 30, 2024. The $17.8 million increase was related to net income during the six months ended June 30, 2024, of $13.0 million, stock option activity of $623,000 and a decrease of other comprehensive loss of $7.4 million related to the investment portfolio restructuring partially offset by shareholder dividends of $3.2 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.27 per share on May 15, 2024 and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Common Equity Tier 1 Ratio	$187,987	16.4%	$51,719	4.5%	$74,706	6.5%
Tier 1 Leverage Ratio	187,987	11.3%	66,507	4.0%	83,133	5.0%
Tier 1 Risk-Based Capital Ratio	187,987	16.4%	68,959	6.0%	91,946	8.0%
Total Risk-Based Capital Ratio	202,359	17.6%	91,946	8.0%	114,932	10.0%

December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2024, the Company had $162.4 million in unfunded loan commitments and no letters of credit. This compares to $174.6 million in unfunded loan commitments and $108,000 in letters of credit at December 31, 2023. Of the $162.4 million in unfunded loan commitments, $98.5 million and $63.9 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2024, $100.6 million were secured by real estate, of which $45.8 million was secured by commercial real estate and $54.8 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

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

The Company is a member of the FHLB and can borrow up to $234 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $431 million. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, or the correspondent banks at June 30, 2024, and December 31, 2023.

Customer deposits are the Company’s primary source of funds. Total deposits were $1.3 billion at June 30, 2024, a decrease of $29 million from December 31, 2023. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $423 million in uninsured deposits. Of this amount, $100 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 7, 2024.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 7, 2024.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2024.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 7, 2024.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 7, 2024
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer