Form 10-Q
period 2024-09-30
PLUMAS BANCORP
filed 2024-11-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2024: 5,897,333 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2024	2023

Assets
Cash and cash equivalents	$117,959	$85,655
Investment securities available for sale, net of allowance for credit losses of $0 at September 30, 2024 and December 31, 2023	456,720	489,181
Loans, less allowance for credit losses of $13,606 at September 30, 2024 and $12,867 at December 31, 2023	993,070	948,604
Other real estate owned	141	357
Premises and equipment, net	12,703	18,948
Right-of-use assets	24,657	2,926
Bank owned life insurance	16,415	16,110
Goodwill	5,502	5,502
Accrued interest receivable and other assets	36,807	43,133
Total assets	$1,663,974	$1,610,416

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$703,005	$692,768
Interest bearing	647,991	640,887
Total deposits	1,350,996	1,333,655
Repurchase agreements	16,992	23,054
Lease liabilities	24,983	3,001
Accrued interest payable and other liabilities	14,061	13,389
Other borrowings	75,000	90,000
Total liabilities	1,482,032	1,463,099

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,896,533 shares at September 30, 2024 and 5,871,523 at December 31, 2023	28,813	28,033
Retained earnings	167,846	151,748
Accumulated other comprehensive loss, net	(14,717)	(32,464)
Total shareholders’ equity	181,942	147,317
Total liabilities and shareholders’ equity	$1,663,974	$1,610,416

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest Income:
Interest and fees on loans	$15,635	$14,276	$45,639	$40,363
Interest on investment securities	4,481	3,811	13,412	11,404
Other	1,746	955	3,998	3,286
Total interest income	21,862	19,042	63,049	55,053
Interest Expense:
Interest on deposits	1,571	1,180	4,074	2,511
Interest on junior subordinated deferrable interest debentures	-	-	-	141
Interest on borrowings	1,413	114	4,210	255
Other	8	9	33	18
Total interest expense	2,992	1,303	8,317	2,925
Net interest income before provision for credit losses	18,870	17,739	54,732	52,128
(Recovery of) Provision for Credit Losses	(400)	(200)	1,346	2,675
Net interest income after provision for credit losses	19,270	17,939	53,386	49,453
Non-Interest Income:
Gain on sale of buildings	-	-	19,854	-
Interchange revenue	818	919	2,340	2,458
Service charges	766	737	2,224	2,051
Gain on termination of swaps	-	-	-	1,707
Net gain (loss) on sale of investment securities	9	-	(19,817)	-
Other	644	657	1,978	2,164
Total non-interest income	2,237	2,313	6,579	8,380
Non-Interest Expenses:
Salaries and employee benefits	5,481	5,114	16,129	15,047
Occupancy and equipment	1,988	1,352	5,627	3,945
Other	3,355	2,976	9,861	8,772
Total non-interest expenses	10,824	9,442	31,617	27,764
Income before provision for income taxes	10,683	10,810	28,348	30,069
Provision for Income Taxes	2,853	2,840	7,478	7,814
Net income	$7,830	$7,970	$20,870	$22,255

Basic earnings per share	$1.33	$1.36	$3.54	$3.80
Diluted earnings per share	$1.31	$1.34	$3.50	$3.75

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$7,830	$7,970	$20,870	$22,255
Other comprehensive income (loss):
Change in net unrealized loss on securities	14,761	(21,712)	5,378	(22,003)
Change in unrealized gain on cash flow hedge	-	-	-	(295)
Less: reclassification adjustments for net (gain) loss included in net income	(9)	-	19,817	(1,707)
Net unrealized holding gain (loss)	14,752	(21,712)	25,195	(24,005)
Related tax effect:
Change in net unrealized loss on securities	(4,363)	6,419	(1,590)	6,504
Change in unrealized gain on cash flow hedge	-	-	-	87
Reclassification of (gain) loss included in net income	3	-	(5,858)	505
Income tax effect	(4,360)	6,419	(7,448)	7,096
Other comprehensive income (loss)	10,392	(15,293)	17,747	(16,909)
Total comprehensive income (loss)	$18,222	$(7,323)	$38,617	$5,346

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2022	5,850,216	$27,372	$128,388	$(36,756)	$119,004
Cumulative change from adoption of ASU 2016-13	-	-	(554)	-	(554)
Net Income	-	-	22,255	-	22,255
Other comprehensive loss	-	-	-	(16,909)	(16,909)
Cash dividends on common stock ($0.25 per share)	-	-	(4,395)	-	(4,395)
Termination of restricted shares	(825)	-	-	-	-
Exercise of stock options	19,032	261	-	-	261
Stock-based compensation expense	-	263	-	-	263
Balance, September 30, 2023	5,868,423	$27,896	$145,694	$(53,665)	$119,925

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income	-	-	20,870	-	20,870
Other comprehensive income	-	-	-	17,747	17,747
Cash dividends on common stock ($0.27 per share)	-	-	(4,772)	-	(4,772)
Exercise of stock options	25,010	367	-	-	367
Stock-based compensation expense	-	413	-	-	413
Balance, September 30, 2024	5,896,533	$28,813	$167,846	$(14,717)	$181,942

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, June 30, 2023	5,864,448	$27,739	$139,191	$(38,372)	$128,558
Net Income	-	-	7,970	-	7,970
Other comprehensive loss	-	-	-	(15,293)	(15,293)
Cash dividends on common stock ($0.25 per share)	-	-	(1,467)	-	(1,467)
Termination of restricted shares	(825)	-	-	-	-
Exercise of stock options	4,800	93	-	-	93
Stock-based compensation expense	-	64	-	-	64
Balance, September 30, 2023	5,868,423	$27,896	$145,694	$(53,665)	$119,925

Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155
Net Income	-	-	7,830	-	7,830
Other comprehensive income	-	-	-	10,392	10,392
Cash dividends on common stock ($0.27 per share)	-	-	(1,592)	-	(1,592)
Exercise of stock options	633	-	-	-	-
Stock-based compensation expense	-	157	-	-	157
Balance, September 30, 2024	5,896,533	$28,813	$167,846	$(14,717)	$181,942

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$20,870	$22,255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,346	2,675
Change in deferred loan origination costs/fees, net	(291)	(446)
Depreciation and amortization	1,132	1,221
Stock-based compensation expense	413	263
Net loss on sale of investment securities	19,817	-
Amortization of investment security premiums	644	953
Accretion of investment security discounts	(881)	(582)
Loss (gain) on sale of other vehicles	77	(10)
Gain on sale of loans held for sale	(37)	(234)
Loans originated for sale	(1,131)	(1,188)
Proceeds from loan sales	757	5,739
Earnings on bank-owned life insurance	(305)	(313)
Gain on sale of buildings	(19,854)	-
Decrease (increase) in accrued interest receivable and other assets	(527)	(1,030)
(Decrease) increase in accrued interest payable and other liabilities	195	8,513
Net cash provided by operating activities	22,225	37,816

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	27,352	24,082
Proceeds from sale of available-for-sale securities	116,285	-
Proceeds from matured and called available-for-sale securities	4,700	1,385
Purchases of available-for-sale securities	(110,261)	(41,403)
Purchase of Federal Home Loan Bank stock	-	(1,270)
Purchase of Federal Reserve Bank stock	(6)	(6)
Net increase in loans	(45,977)	(49,922)
Proceeds from the sale of OREO	362	-
Proceeds from sale of other vehicles	630	388
Proceeds from bank owned life insurance	-	322
Proceeds from the sale of buildings	25,690	-
Purchase of premises and equipment	(570)	(2,005)
Net cash provided by (used in) investing activities	18,205	(68,429)

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$6,752	$(96,444)
Net increase in time deposits	10,589	41,121
Net decrease in securities sold under agreements to repurchase	(6,062)	(2,479)
Cash dividends paid on common stock	(4,772)	(4,395)
Redemption of Trust Preferred Securities	-	(10,310)
Increase in other borrowings	30,000	10,000
Decrease in other borrowings	(45,000)	-
Proceeds from exercise of stock options	367	261
Net cash used in financing activities	(8,126)	(62,246)
Increase (decrease) in cash and cash equivalents	32,304	(92,859)
Cash and Cash Equivalents at Beginning of Year	85,655	183,426
Cash and Cash Equivalents at End of Period	$117,959	$90,567

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$6,645	$2,224
Income taxes	$6,875	$26

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$727	$440
Common stock retired in connection with the exercise of stock options	$78	$154
Lease liabilities arising from obtaining right-of-use assets	$22,588	$-

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2024 and the results of its operations and its cash flows for the three and nine-month periods. Our condensed consolidated balance sheet at  December 31, 2023 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2023 Annual Report to Shareholders on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2024, may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2024 and December 31, 2023 consisted of the following, in thousands:

Available-for-Sale	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Treasury securities	$3,998	$-	$(7)	$3,991
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	243,643	2,287	(10,244)	235,686
U.S. Government-agencies collateralized by mortgage obligations - commercial	134,642	1,609	(8,867)	127,384
Obligations of states and political subdivisions	95,330	1,137	(6,808)	89,659
	$477,613	$5,033	$(25,926)	$456,720

Unrealized losses on available-for-sale investment securities totaling $20,893,000 were recorded, net of $6,176,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2024.  During the nine months ended September 30, 2024, the Company sold 157 available-for-sale investment securities for proceeds of $116,285,000 recording a $19,817,000 net loss on sale. The Company realized a gain on sale from ten of these securities totaling $115,000 and a loss on sale of 147 securities totaling $19,932,000.  During the three months ended September 30, 2024, the Company sold two available-for-sale investment securities for proceeds of $1,447,000 recording a $9,000 net gain on sale. The Company realized a gain on sale from one of these securities totaling $29,000 and a loss on sale of one security totaling $20,000.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2024 and twelve months ended December 31, 2023. There were no securities classified as held-to-maturity at September 30, 2024 or December 31, 2023.

Investment securities with unrealized losses at September 30, 2024 and December 31, 2023 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$3,991	$7	$3,991	$7
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	4,357	2	101,187	10,242	105,544	10,244
U.S. Government-agencies collateralized by mortgage obligations - commercial	9,310	106	60,454	8,761	69,764	8,867
Obligations of states and political subdivisions	1,941	11	50,544	6,797	52,485	6,808
	$15,608	$119	$216,176	$25,807	$231,784	$25,926

December 31, 2023	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$-	$-	$6,880	$98	$6,880	$98
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	43,924	279	160,383	20,835	204,307	21,114
U.S. Government-agencies collateralized by mortgage obligations - commercial	16,533	295	71,782	13,539	88,315	13,834
Obligations of states and political subdivisions	9,306	151	82,764	12,774	92,070	12,925
	$69,763	$725	$321,809	$47,246	$391,572	$47,971

At September 30, 2024, the Company held 309 securities of which six were in a loss position for less than twelve months and 180 were in a loss position for twelve months or more. Of the 309 securities one is a U.S. Treasury security, 92 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 46 were U.S. Government agencies collateralized by commercial mortgage obligations and 170 were obligations of states and political subdivisions. The unrealized losses relate principally to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At September 30, 2024, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment in debt securities at September 30, 2024 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$4,818	$4,809
After one year through five years	5,793	5,824
After five years through ten years	17,544	17,765
After ten years	71,173	65,252
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	134,642	127,384
Government-sponsored agencies residential mortgage-backed securities	243,643	235,686
	$477,613	$456,720

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $327,379,000 and $316,733,000 and estimated fair values totaling $314,662,000 and $285,534,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2024	2023

Commercial	$82,192	$74,271
Agricultural	121,709	129,389
Real estate – residential	11,672	11,914
Real estate – commercial	618,236	544,339
Real estate – construction and land development	54,287	57,717
Equity lines of credit (Equity LOC)	37,652	37,871
Auto	72,388	98,132
Other	5,352	4,931
Total loans	1,003,488	958,564
Deferred loan costs, net	3,188	2,907
Loans, amortized cost basis	1,006,676	961,471
Allowance for credit losses	(13,606)	(12,867)
Total net loans	$993,070	$948,604

Salaries and employee benefits totaling $2,062,000 and $1,765,000 have been deferred as loan origination costs during the nine months ended September 30, 2024 and 2023, respectively. Salaries and employee benefits totaling $599,000 and $694,000 have been deferred as loan origination costs during the three months ended September 30, 2024 and 2023, respectively.

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

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. At September 30, 2024 other real estate owned totaled $141,000, consisting of one single family residential real estate (SFR) property.  At December 31, 2023 other real estate owned totaled $357,000 also consisting of one SFR property. There was one commercial real estate loan with a balance of $53,000 secured by a SFR property for which formal foreclosure proceedings were in process at September 30, 2024 and one consumer mortgage loan with a balance of $122,000 secured by a SFR property for which formal foreclosure proceedings were in process at December 31, 2023.

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of September 30, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$14,545	$13,303	$17,492	$9,541	$2,107	$7,839	15,065	$-	$79,892
Special Mention	83	16	177	464	-	39	48	-	827
Substandard	-	293	995	263	485	33	165	-	2,234
Total Commercial loans	$14,628	$13,612	$18,664	$10,268	$2,592	$7,911	$15,278	$-	$82,953
Current period gross charge-offs	$-	$-	$43	$-	$-	$22	$-	$-	$65

Agricultural
Pass	$5,465	$8,398	$15,322	$11,482	$14,351	$28,761	$14,067	$-	$97,846
Special Mention	2,159	56	1,237	358	1,400	1,476	2,097	-	8,783
Substandard	-	2,710	5,225	3,772	-	1,281	2,358	-	15,346
Total Agricultural	$7,624	$11,164	$21,784	$15,612	$15,751	$31,518	$18,522	$-	$121,975
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$384	$1,111	$-	$2,087	$2,380	$4,954	$521	$-	$11,437
Substandard	-	-	-	-	-	262	-	-	262
Total Real Estate - Residential	$384	$1,111	$-	$2,087	$2,380	$5,216	$521	$-	$11,699
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$64,859	$83,296	$137,108	$83,211	$74,350	$161,143	$6,724	$-	$610,691
Special Mention	255	-	173	-	-	3,356	452	-	4,236
Substandard	-	-	620	-	742	2,511	-	-	3,873
Total Real Estate -Commercial	$65,114	$83,296	$137,901	$83,211	$75,092	$167,010	$7,176	$-	$618,800
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$12,858	$26,111	$9,181	$3,679	$959	$854	$-	$-	$53,642
Special Mention	-	-	210	-	-	-	-	-	210
Substandard	112	-	-	-	-	-	-	-	112
Total Real Estate -Construction	$12,970	$26,111	$9,391	$3,679	$959	$854	$-	$-	$53,964
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$34,479	$3,483	$37,962
Substandard	-	-	-	-	-	-	259	287	546
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,738	$3,770	$38,508
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$98,111	$132,219	$179,103	$110,000	$94,147	$203,551	$70,856	$3,483	$891,470
Special Mention	2,497	72	1,797	822	1,400	4,871	2,597	-	14,056
Substandard	112	3,003	6,840	4,035	1,227	4,087	2,782	287	22,373
Total	$100,720	$135,294	$187,740	$114,857	$96,774	$212,509	$76,235	$3,770	$927,899
Current period gross charge-offs	$-	$-	$43	$-	$-	$22	$-	$-	$65

Auto
Performing	$-	$25,247	$24,649	$11,642	$5,548	$5,175	$-	$-	$72,261
Non-performing	-	242	247	255	225	154	-	-	1,123
Total Auto	$-	$25,489	$24,896	$11,897	$5,773	$5,329	$-	$-	$73,384
Current period gross charge-offs	$-	$296	$519	$154	$104	$219	$-	$-	$1,292

Other
Performing	$2,248	$1,481	$936	$436	$112	$11	$155	$-	$5,379
Non-performing	-	-	14		-	-	-	-	14
Total Other	$2,248	$1,481	$950	$436	$112	$11	$155	$-	$5,393
Current period gross charge-offs	$-	$4	$11	$31	$6	$12	$1	$-	$65

Total
Performing	$2,248	$26,728	$25,585	$12,078	$5,660	$5,186	$155	$-	$77,640
Non-performing	-	242	261	255	225	154	-	-	1,137
Total	$2,248	$26,970	$25,846	$12,333	$5,885	$5,340	$155	$-	$78,777
Total Loans	$102,968	$162,264	$213,586	$127,190	$102,659	$217,849	$76,390	$3,770	$1,006,676
Total gross charge-offs	$-	$300	$573	$185	$110	$253	$1	$-	$1,422

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$15,549	$18,995	$11,603	$3,472	$4,291	$5,165	$13,079	$-	$72,154
Special Mention	-	-	302	-	31	68	170	-	571
Substandard	-	1,532	289	340	-	24	23	-	2,208
Total Commercial loans	$15,549	$20,527	$12,194	$3,812	$4,322	$5,257	$13,272	$-	$74,933
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Agricultural
Pass	$12,028	$17,382	$13,182	$15,550	$11,495	$20,704	$18,925	$-	$109,266
Special Mention	1,852	813	97	1,017	16	817	621	-	5,233
Substandard	6,226	6,878	1,075	-	752	248	-	-	15,179
Total Agricultural	$20,106	$25,073	$14,354	$16,567	$12,263	$21,769	$19,546	$-	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,127	$-	$2,143	$2,447	$524	$4,676	$201	-	$11,118
Substandard	-	-	-	-	59	765	-	-	824
Total Real Estate - Residential	$1,127	$-	$2,143	$2,447	$583	$5,441	$201	-	$11,942
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,595	$115,890	$90,436	$76,401	$40,256	$133,958	$6,246	-	$537,782
Special Mention	-	-	-	199	-	3,316	-	-	3,515
Substandard	-	12	-	281	353	2,271	-	-	2,917
Total Real Estate -Commercial	$74,595	$115,902	$90,436	$76,881	$40,609	$139,545	$6,246	-	$544,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Total Real Estate -Construction	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$35,122	$3,018	$38,140
Substandard	-	-	-	-	-	-	319	254	573
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,441	$3,272	$38,713
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$122,177	$183,092	$121,081	$99,542	$57,185	$164,784	$74,941	$3,018	$825,820
Special Mention	1,852	813	399	1,216	47	4,201	791	-	9,319
Substandard	6,226	8,422	1,364	621	1,164	3,308	342	254	21,701
Total	$130,255	$192,327	$122,844	$101,379	$58,396	$172,293	$76,074	$3,272	$856,840
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Auto
Performing	$31,880	$31,913	$16,246	$8,554	$6,329	$3,689	$-	$-	$98,611
Non-performing	167	228	179	210	228	37	-	-	1,049
Total Auto	$32,047	$32,141	$16,425	$8,764	$6,557	$3,726	$-	$-	$99,660
Current period gross charge-offs	$-	$367	$569	$237	$255	$122	$-	$-	$1,550

Other
Performing	$2,411	$1,354	$719	$252	$57	$15	$159	$-	$4,967
Non-performing	-	4	-	-	-	-	-	-	4
Total Other	$2,411	$1,358	$719	$252	$57	$15	$159	$-	$4,971
Current period gross charge-offs	$-	$70	$33	$9	$12	$3	$2	$-	$129

Total
Performing	$34,291	$33,267	$16,965	$8,806	$6,386	$3,704	$159	$-	$103,578
Non-performing	167	232	179	210	228	37	-	-	1,053
Total	$34,458	$33,499	$17,144	$9,016	$6,614	$3,741	$159	$-	$104,631
Total Loans	$164,713	$225,826	$139,988	$110,395	$65,010	$176,034	$76,233	$3,272	$961,471
Total gross charge-offs	$-	$471	$642	$260	$267	$135	$27	$-	$1,802

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	September 30, 2024			December 31, 2023
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$333	$387	$-	$75	$132	$-
Agricultural	567	567	-	2,066	2,066	-
Real estate – residential	89	89	-	223	223	-
Real estate – commercial	1,729	1,729	-	774	774	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	546	546	-	572	572	-
Auto	1,123	1,123	-	1,049	1,049	-
Other	14	14	-	4	4	-
Total Gross Loans	$4,401	$4,455	$-	$4,763	$4,820	$-

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

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and nine months ended September 30, 2024 and 2023.

Three months ended:

(in thousands)	September 30, 2024	September 30, 2023
Commercial	$6	$4
Agricultural	29	-
Real estate – commercial	26	4
Auto	12	8
Other	-	1
Total	$73	$17

Nine months ended:

(in thousands)	September 30, 2024	September 30, 2023
Commercial	$10	$6
Agricultural	29	41
Real estate – residential	9	-
Real estate – commercial	40	23
Equity Lines of Credit	10	5
Auto	21	28
Other	-	1
Total	$119	$104

On September 30, 2024, there was one commercial nonaccrual loan with an amortized cost of $54,000 that had an allowance for credit losses totaling $26,000. On December 31, 2023, there was one commercial nonaccrual loan with an amortized cost of $57,000 that had an allowance for credit losses totaling $28,000. No income was recognized on nonaccrual loans accounted on a cash basis during the nine months ended September 30, 2024 and 2023.

The following table presents the amortized cost basis of loans at September 30, 2024, that were both experiencing financial difficulty and modified during the three months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	2,357	1.93%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2024:

Weighted-Average Term Extension (in months)
Agricultural	6.0

The following table presents the amortized cost basis of loans at September 30, 2024, that were both experiencing financial difficulty and modified during then nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	32	0.04%
Agricultural	2,413	1.98%
Total	$2,445	0.24%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2024:

Weighted-Average Term Extension (in months)
Commercial	6.0
Agricultural	7.3
Total	7.2

The following table presents the amortized cost basis of loans at September 30, 2023, that were both experiencing financial difficulty and modified during then three months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	837	0.64%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2023:

Weighted-Average Term Extension (in months)
Agricultural	7.0

The following table presents the amortized cost basis of loans at September 30, 2023, that were both experiencing financial difficulty and modified during then nine months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

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

Loans with payment defaults by borrowers experiencing financial difficulty during the nine months ended September 30, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $4.8 million in agricultural loans which were 46 days past due at September 30, 2024, and one commercial loan totaling $32,000 which was 70 days past due at September 30, 2024.  The commercial loan experienced a payment default in the current three-month period while the agricultural loans experienced payment defaults during the six months ended June 30, 2024, as well as in the current three-month period.  Additionally, $1.3 million in agricultural loans that were in payment default earlier in the year, paid off in the current quarter.  There were no loans payment defaults by borrowers experiencing financial difficulty during the nine months ended September 30, 2023, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2024:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(65)	-	-	-	-	-	(1,292)	(65)	(1,422)
Recoveries	21	-	3	-	-	-	642	20	686
(Recovery of) provision for credit losses	269	32	(30)	830	51	17	253	53	1,475
Ending balance	$1,359	$1,770	$110	$7,508	$848	$456	$1,468	$87	$13,606
Three Months Ended September 30, 2024:
Allowance for credit losses
Beginning balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082
Charge-offs	-	-	-	-	-	-	(396)	(16)	(412)
Recoveries	6	-	1	-	-	-	266	13	286
(Recovery of) provision for credit losses	(73)	(10)	(12)	(73)	(125)	(2)	(56)	1	(350)
Ending balance	$1,359	$1,770	$110	$7,508	$848	$456	$1,468	$87	$13,606

Nine Months Ended September 30, 2023:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	354	148	2	1,488	(951)	(421)	9	(100)	529
Charge-offs	(108)	-	-	-	-	-	(1,042)	(102)	(1,252)
Recoveries	17	-	2	2	-	-	458	49	528
(Recovery of) provision for credit losses	461	(73)	29	597	311	143	900	57	2,425
Ending balance	$1,616	$1,161	$171	$7,067	$860	$409	$1,614	$49	$12,947
Three Months Ended September 30, 2023:
Allowance for credit losses
Beginning balance	$1,547	$1,478	$169	$6,862	$866	$401	$1,566	$496	$13,385
Charge-offs	(59)	-	-	-	-	-	(438)	(17)	(514)
Recoveries	5	-	-	1	-	-	153	42	201
(Recovery of) provision for credit losses	123	(317)	2	204	(6)	8	333	(472)	(125)
Ending balance	$1,616	$1,161	$171	$7,067	$860	$409	$1,614	$49	$12,947

The following tables summarize the activity in the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities for the three and nine months ended September 30, 2024, and 2023.

Three months ended:

(in thousands)	September 30, 2024	September 30, 2023
Beginning balance	$720	$924
Recovery of provision for credit losses	(50)	(75)
Ending balance	$670	$849

Nine months ended:

(in thousands)	September 30, 2024	September 30, 2023
Beginning balance	$799	$341
Impact of CECL Adoption	-	258
(Recovery of) provision for credit losses	(129)	250
Ending balance	$670	$849

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
September 30, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$491	$118	$-	$387	$996	$81,957	$82,953
Agricultural	4,833	2,966	-	567	8,366	113,609	121,975
Real estate – residential	174	-	-	89	263	11,436	11,699
Real estate – commercial	923	709	-	1,729	3,361	615,439	618,800
Real estate - construction & land	857	110	-	-	967	52,997	53,964
Equity Lines of Credit	274	150	-	546	970	37,538	38,508
Auto	1,147	434	-	1,123	2,704	70,680	73,384
Other	59	7	-	14	80	5,313	5,393
Total	$8,758	$4,494	$-	$4,455	$17,707	$988,969	$1,006,676

					Total
December 31, 2023			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$21	$254	$-	$132	$407	$74,526	$74,933
Agricultural	82	-	-	2,066	2,148	127,530	129,678
Real estate – residential	348	423	-	223	994	10,948	11,942
Real estate - commercial	587	-	-	774	1,361	542,853	544,214
Real estate - construction & land	-	-	-	-	-	57,360	57,360
Equity Lines of Credit	473	53	-	572	1,098	37,615	38,713
Auto	1,729	405	-	1,049	3,183	96,477	99,660
Other	19	3	-	4	26	4,945	4,971
Total	$3,259	$1,138	$-	$4,820	$9,217	$952,254	$961,471

The following tables present the amortized cost basis of collateral dependent loans by class of loans at September 30, 2024 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$257	$-	$-	$-	$-	$-	$257
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	1,500	53	27	50	1,630
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	178	-	178
Auto	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$257	$535	$1,500	$53	$205	$50	$2,600

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$55	$-	$-	$-	$-	$-	$55
Agricultural	-	2,066		-	-	-	2,066
Real estate – residential	-	-		122	-	-	122
Real estate – commercial	-	-	634	-	28	-	662
Real estate - construction & land	-	-		-	-	-	-
Equity Lines of Credit	-	-		105	190	-	295
Auto	-	-		-	-	-	-
Other	-	-		-	-	-	-
Total	$55	$2,066	$634	$227	$218	$-	$3,200

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $158.7 million and $174.6 million and stand-by letters of credit of $0 and $108,000 at September 30, 2024 and December 31, 2023, respectively.

Of the loan commitments outstanding at September 30, 2024, $23.9 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at September 30, 2024 and December 31, 2023 totaled $670,000 and $799,000, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net Income:
Net income	$7,830	$7,970	$20,870	$22,255
Earnings Per Share:
Basic earnings per share	$1.33	$1.36	$3.54	$3.80
Diluted earnings per share	$1.31	$1.34	$3.50	$3.75
Weighted Average Number of Shares Outstanding:
Basic shares	5,896	5,866	5,893	5,861
Effect of dilutive of stock options and restricted stock	72	66	63	71
Diluted shares	5,968	5,932	5,956	5,932

There were no stock options having an antidilutive effect during the three-month and nine-month periods ended September 30, 2024, and 2023.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 139,847 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

107,200 options were granted under the 2022 Plan during the nine months ended September 30, 2024. The fair value of each option was estimated on the date of grant using the following assumptions.

2024
Expected life of stock options (in years)	6.2
Risk free interest rate	3.98%
Annualized Volatility	32.3%
Dividend yields	3.17%
Weighted-average fair value of options granted during the nine months ended September 30, 2024	$9.25

No options were granted during 2023.

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(24,400)	18.59
Options outstanding at December 31, 2023	165,517	$21.52
Options exercised	(25,670)	15.75
Options outstanding at September 30, 2024	139,847	$22.58	2.5	$2,545,215
Options exercisable at September 30, 2024	139,847	$22.58	2.5	$2,545,215

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	117,200	$31.00
Options cancelled	(10,400)	31.00
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2023	105,500	$31.00
Options granted	107,200	34.07
Options cancelled	(1,200)	34.07
Options exercised	(1,300)	31.00
Options outstanding at September 30, 2024	210,200	$32.55	8.5	$1,729,946
Options exercisable at September 30, 2024	43,600	$31.00	7.4	$426,408
Expected to vest after September 30, 2024	143,576	$32.95	8.7	$1,124,200

As of September 30, 2024, there was $1.4 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.7 years.  There were no unrecognized costs remaining under the 2013 plan as of September 30, 2024.

Information related to the stock options plans during the three months ended September 30, 2024, and 2023.

	2024	2023
Fair value of options vested	$192,000	$215,000
Intrinsic value of options exercised	$25,000	$72,000
Cash received from option exercises	$-	$93,000
Tax benefit from option exercises	$5,000	$12,000
Compensation cost	$131,000	$87,000
Tax benefit associated with compensation cost	$13,000	$7,000

Information related to the stock options plans during the nine months ended September 30, 2024, and 2023.

	2024	2023
Fair value of options vested	$199,000	$222,000
Intrinsic value of options exercised	$561,000	$457,000
Cash received from option exercises	$367,000	$261,000
Tax benefit from option exercises	$74,000	$75,000
Compensation cost	$350,000	$260,000
Tax benefit associated with compensation cost	$33,000	$19,000

During the nine months ended September 30, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three and nine months ended September 30, 2024 were $26,000 and $63,000, respectively. As of September 30, 2024, there was $40,000 of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 0.4 years.

During 2022, the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during the three and nine-months ended September 30, 2023 totaled $(21,000) and $4,000, respectively. There were no compensation costs related to these shares in 2024.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2024, and 2023.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at September 30, 2024 follows, in thousands:

		Fair Value Measurements at September 30, 2024, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$117,959	$117,959	$-	$-	$117,959
Investment securities	456,720	-	456,720	-	456,720
Loans, net	993,070	-	-	973,768	973,768
FHLB stock	6,234	-	-	-	N/A
FRB Stock	1,377	-	-	-	N/A
Financial liabilities:
Deposits	1,350,996	1,248,755	102,354	-	1,351,109
Repurchase agreements	16,992	-	16,992	-	16,992
Borrowings	75,000	-	-	72,734	72,734

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 follows, in thousands:

		Fair Value Measurements at December 31, 2023 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$85,655	$85,655			$85,655
Investment securities	489,181		489,181		489,181
Loans, net	948,604			$923,500	$923,500
FHLB stock	6,234				N/A
FRB Stock	1,371				N/A
Financial liabilities:
Deposits	1,333,655	1,242,003	92,311		1,334,314
Repurchase agreements	23,054		23,054		23,054
Borrowings	90,000			86,100	86,100

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury securities	$3,991	$-	$3,991	$-
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	235,686	-	235,686	-
U.S. Government agencies collateralized by mortgage obligations-commercial	127,384	-	127,384	-
Obligations of states and political subdivisions	89,659	-	89,659	-
	$456,720	$-	$456,720	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2024 are summarized below, in thousands:

Fair Value Measurements at
September 30, 2024 Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Collateral-dependent loans
Commercial	$28	$-	$-	$28

Other Real Estate Owned:
RE – Residential	$141	$-	$-	$141

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2023 are summarized below, in thousands:

Fair Value Measurements at
December 31, 2023 Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Collateral-dependent loans
Commercial	$27	$-	$-	$27

Other Real Estate Owned:
RE – Residential	$357	$-	$-	$357

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges were recognized during the nine months ended September 30, 2024, related to the above collateral-dependent loan. Impairment charges of $28,000 were recognized during the nine months ended September 30, 2023, related to the above collateral dependent loans. The collateral-dependent loans at September 30, 2024 and December 31, 2023 consist solely of loans which have been allocated a specific credit reserve. Collateral-dependent loans consisted of one loan on September 30, 2024, and December 31, 2023.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	9/30/2024	12/31/2023	Technique	Significant Unobservable Input	9/30/2024	12/31/2023
Collateral-dependent loans
Commercial	$28	$27	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	48%	48%

Other Real Estate:
RE – Residential	$141	$357	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	39%	11%

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the nine months ended September 30, 2023 and September 30, 2024 were as follows:

	Unrealized	Unrealized	Accumulated
	Gains (Losses)	Gain (loss)	Comprehensive
	on AFS Securities	Cash Flow Hedge	Loss, net of tax
Beginning Balance, January 1, 2023	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive loss	(22,003)	(2,002)	(16,909)
Ending balance, September 30, 2023	$(76,186)	$-	$(53,665)

Beginning Balance, January 1, 2024	$(46,088)	$-	$(32,464)
Current year-to-date other comprehensive income	25,195	-	17,747
Ending balance, September 30, 2024	$(20,893)	$-	$(14,717)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2024 and September 30, 2023, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Affected Line Item on the Statement of Income
Cash flow hedge:
Termination of cash flow hedge	$-	$1,707	Non-Interest Income
Tax effect	-	(505)	Provision for income taxes
Investment securities:
Loss on sale of investment securities	19,817	-	Non-Interest Income
Tax effect	(5,858)	-	Provision for income taxes
Total reclassifications for the period	$13,959	$1,202	Net income

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2024 and December 31, 2023 and for the three and nine-month periods ended September 30, 2024 and 2023. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2023.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2023 Annual Report to Shareholders on Form 10-K.

SALES/LEASEBACK AND INVESTMENT RESTRUCTURING

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”). One Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by Plumas Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million. The branch portion of the sale was completed on February 14, 2024 resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million. The second Sale Agreement provided for the sale to MountainSeed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”).  This agreement was terminated in August 2024. We continue to review opportunities for the sale of the Non-Branch Offices.

Concurrently with the closing of the sale of the branch properties, we entered into triple net lease agreements (the “Lease Agreements”) pursuant to which Plumas Bank leased back each of the properties sold. Each Lease Agreement has an initial term of fifteen years with one 15-year renewal option. The Lease Agreements  provide for an annual rent of approximately $2.4 million in the aggregate for the nine properties increased by two percent (2%) per annum for each year during the initial Term. During the renewal term, the initial rent will be the basic rent during the last year of the initial term, increased by two percent (2%) per annum for each year during the renewal term.

The gain on sales of the branches was offset by losses on the sale of approximately $115 million in investment securities. During the nine months ended September 30, 2024 we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on the sales. As part of the restructuring, beginning in December 2023 and ending on March 27, 2024, we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%.

RESULTS OF OPERATIONS FOR THE Nine MONTHS ENDED September 30, 2024

Net Income. The Company recorded net income of $20.9 million for the nine months ended September 30, 2024, down from net income of $22.3 million for the nine months ended September 30, 2023. An increase of $2.6 million in net interest income and declines of $1.3 million in the provision for credit losses and $336,000 in the provision for income taxes were offset by a decline of $1.8 million in non-interest income and an increase of $3.9 million in non-interest expense. The annualized return on average assets was 1.69% for the nine months ended September 30, 2024, down from 1.88% for the nine months ended September 30, 2023. The annualized return on average equity decreased from 23.3% during the first nine months of 2023 to 17.2% during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven by an increase in market rates, growth in the loan portfolio, growth in cash balances and the restructuring of a portion of our investment portfolio partially offset by an increase in interest expense, net interest income increased by $2.6 million from $52.1 million during the nine months ended September 30, 2023, to $54.7 million for the nine months ended September 30, 2024.  The increase in net interest income includes an increase of $8.0 million in interest income partially offset by an increase of $5.4 million in interest expense.

Interest and fees on loans increased by $5.3 million related to an increase in average balance and yield.  The average balance of loans during the nine months ended September 30, 2024 was $982 million, an increase of $56 million from $926 million during the same period in 2023.  The average yield on loans increased by 38 basis points from 5.83% during the first nine months of 2023 to 6.21% during the current period.

Interest on investment securities increased by $2.0 million related to an increase in yield of 67 basis points to 3.92%. The increase in investment yields is consistent with an increase in market rates and the restructuring of the investment portfolio during the first quarter of 2024. Average investment securities declined from $469 million during the nine months ended September 30, 2023 to $457 million during the current period. Interest on cash balances increased by $712 thousand related to an increase in yield of 54 basis points and an increase in average balance of $8.4 million from $88.8 million during the first nine months of 2023 to $97.2 million in the current period.  Cash balances primarily relate to cash held at the Federal Reserve Bank of San Francisco (FRB). The average rate earned on FRB balances was 5.38% during the nine months ended September 30, 2024 and 4.99% during the nine months ended September 30, 2023.

Interest expense increased from $2.9 million during the nine months ended September 30, 2023 to $8.3 million during the current period related to an increase in rate paid on interest bearing liabilities and an increase in borrowings. The average rate paid on interest bearing liabilities increased from 0.55% during the 2023 period to 1.43% in 2024 related to an increase in borrowings and an increase in market interest rates.  The average balance of borrowings increased by $107 million from $10 million during the nine months ended September 30, 2023 to $117 million during the current period. Interest incurred on borrowings totaled $4.2 million and $396 thousand during the nine months ended September 30, 2024 and 2023, respectively.

Interest paid on deposits increased by $1.6 million and is broken down by product type as follows: money market accounts - $556 thousand, and time deposits - $1.1 million. Related to a decline in average balance of $57 million, interest on savings deposits declined by $75 thousand.  The average rate paid on interest-bearing deposits increased from 0.49% during the nine months ended September 30, 2023 to 0.85% during the current period.

Net interest margin for the nine months ended September 30, 2024 increased 6 basis points to 4.76%, up from 4.70% for the same period in 2023.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$982,191	$45,639	6.21%	$926,148	$40,363	5.83%
Taxable investment securities	369,893	11,423	4.13%	343,868	8,641	3.36%
Non-taxable investment securities (1)	87,051	1,989	3.05%	124,879	2,763	2.96%
Interest-bearing deposits	97,196	3,998	5.49%	88,819	3,286	4.95%
Total interest-earning assets	1,536,331	63,049	5.48%	1,483,714	55,053	4.96%
Cash and due from banks	26,978			25,943
Other assets	85,536			75,771
Total assets	$1,648,845			$1,585,428

Interest-bearing liabilities:
Money market deposits	$216,699	$1,501	0.93%	$229,914	$945	0.55%
Savings deposits	327,263	532	0.22%	383,790	607	0.21%
Time deposits	95,350	2,041	2.86%	69,256	959	1.85%
Total deposits	639,312	4,074	0.85%	682,960	2,511	0.49%
Junior subordinated debentures	-	-	-%	3,033	141	6.22%
Other borrowings	117,136	4,210	4.80%	7,143	255	4.77%
Repurchase agreements & other	18,820	33	0.23%	18,230	18	0.13%
Total interest-bearing liabilities	775,268	8,317	1.43%	711,366	2,925	0.55%
Non-interest-bearing deposits	678,057			729,044
Other liabilities	33,845			17,293
Shareholders' equity	161,675			127,725
Total liabilities & equity	$1,648,845			$1,585,428
Cost of funding interest-earning assets (4)			0.72%			0.26%
Net interest income and margin (5)		$54,732	4.76%		$52,128	4.70%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.4 million for 2024 and $3.1 million for 2023 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the nine-month period ended September 30, 2024 and 2023 were $1,090,000 and $927,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 over 2023 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$2,445	$2,635	$196	$5,276
Taxable investment securities	655	1,970	157	2,782
Non-taxable investment securities	(838)	88	(24)	(774)
Interest-bearing deposits	310	364	38	712
Total interest income	2,572	5,057	367	7,996
Interest-bearing liabilities:
Money market deposits	(54)	646	(36)	556
Savings deposits	(90)	16	(1)	(75)
Time deposits	362	523	197	1,082
Junior subordinated debentures	(141)	-	-	(141)
Other borrowings	3,930	2	23	3,955
Repurchase agreements & other	1	14	-	15
Total interest expense	4,008	1,201	183	5,392
Net interest income	$(1,436)	$3,856	$184	$2,604

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first nine months of 2024 we recorded a provision for credit losses of $1,346,000 consisting of a provision for credit losses on loans of $1,475,000 and a decrease in the reserve for unfunded commitments of $129,000. This compares to a provision for credit losses of $2,675,000 consisting of a provision for credit losses on loans of $2,425,000 and an increase in the reserve for unfunded commitments of $250,000 during the nine months ended September 30, 2023. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the nine months ended September 30, 2024 and 2023 (in thousands).

Allowance for Credit Losses	September 30, 2024	September 30, 2023
Balance, beginning of period	$12,867	$10,717
Impact of CECL adoption	-	529
Provision charged to operations	1,475	2,425
Losses charged to allowance	(1,422)	(1,252)
Recoveries	686	528
Balance, end of period	$13,606	$12,947

Reserve for Unfunded Commitments	September 30, 2024	September 30, 2023
Balance, beginning of period	$799	$341
Impact of CECL adoption	-	258
Provision charged to operations	(129)	250
Balance, end of period	$670	$849

Non-interest income. During the nine months ended September 30, 2024, non-interest income totaled $6.6 million, a decrease of $1.8 million from the nine months ended September 30, 2023. The largest component of this decrease was a $1.7 million gain on termination of our interest rate swaps during 2023. As discussed earlier, during the first quarter of 2024, a $19.9 million gain on the sale of buildings was offset by a $19.8 million loss on sale of investment securities.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2024 and 2023, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2024	2023	Dollar Change	Percentage Change
Gain on sale of buildings	$19,854	$-	$19,854	100.0%
Interchange income	2,340	2,458	(118)	(4.8)%
Service charges on deposit accounts	2,224	2,051	173	8.4%
Loan servicing fees	564	678	(114)	(16.8)%
FHLB Dividends	409	289	120	41.5%
Earnings on life insurance policies	305	313	(8)	(2.6)%
Gain on termination of interest rate swaps	-	1,707	(1,707)	(100.0)%
Loss on sale of investment securities	(19,817)	-	(19,817)	(100.0)%
Other	700	884	(184)	(20.8)%
Total non-interest income	$6,579	$8,380	$(1,801)	(21.5)%

Non-interest expense. During the nine months ended September 30, 2024 non-interest expense increased by $3.9 million to $31.6 million.  The largest components of this increase were a $1.1 million increase in salary and benefit expenses and a $1.7 million increase in occupancy and equipment expenses. The largest increases in salary and benefit expense were $524 thousand in salary expense and $404 thousand in commission expense. These were partially offset by an increase in the deferral of loan origination costs of $297 thousand related to an increase in SBA production. The increase in occupancy and equipment costs relates to a $1.7 million increase in rent expense associated with the sales/leaseback transaction. The increase in other non-interest expense includes a $300 thousand accrual related to a litigation matter. In addition, professional fees include $265 thousand related to this matter, mostly legal fees. While portions of this matter are still being litigated these amounts represent our best estimate of potential costs to Plumas Bank related to this matter.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2024 and 2023, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2024	2023	Dollar Change	Percentage Change
Salaries and employee benefits	$16,129	$15,047	$1,082	7.2%
Occupancy and equipment	5,627	3,945	1,682	42.6%
Outside service fees	3,430	3,345	85	2.5%
Professional fees	1,113	854	259	30.3%
Advertising and shareholder relations	706	693	13	1.9%
Armored car and courier	651	558	93	16.7%
Telephone and data communication	614	606	8	1.3%
Director compensation and expense	569	603	(34)	(5.6)%
Deposit insurance	562	552	10	1.8%
Business development	506	457	49	10.7%
Loan collection expenses	323	308	15	4.9%
Amortization of Core Deposit Intangible	153	180	(27)	(15.0)%
Other	1,234	616	618	100.3%
Total non-interest expense	$31,617	$27,764	$3,853	13.9%

Provision for income taxes. The Company recorded an income tax provision of $7.5 million, or 26.4% of pre-tax income, for the nine months ended September 30, 2024. This compares to an income tax provision of $7.8 million, or 26.0% of pre-tax income, for the nine months ended September 30, 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2024

Net Income. The Company recorded net income of $7.8 million for the three months ended September 30, 2024, down from net income of $8.0 million for the three months ended September 30, 2023. An increase of $1.1 million in net interest income and a decline of $200,000 in the provision for credit losses were offset by increases of $1.4 million in non-interest expense and a decline of $76,000 in non-interest income.  Included in non-interest expense were nonrecurring costs related to a litigation matter totaling $376,000. The annualized return on average assets was 1.84% for the three months ended September 30, 2024, down from 2.00% for the three months ended September 30, 2023. The annualized return on average equity decreased from 24.4% during the third quarter of 2023 to 18.1% during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income was $18.9 million for the three months ended September 30, 2024, an increase of $1.1 million from the same period in 2023. The increase in net interest income includes an increase of $2.8 million in interest income partially offset by an increase of $1.7 million in interest expense.

Interest and fees on loans increased by $1.4 million related to growth in the loan portfolio and an increase in yield on the portfolio. Average loan balances increased by $58 million, while the average yield on these loans increased by 21 basis points from 6.00% during the third quarter of 2023 to 6.21% during the current quarter. The increase in loan yield includes an increase in SBA fixed rate loans which currently yield approximately 8.1% and the repricing of loans that are priced off the 5 year Treasury. These loans are primarily commercial real estate loans and are repriced every five years.

Interest on investment securities increased by $670 thousand related to an increase in yield of 71 basis points to 3.99%. The increase in investment yields is consistent with the increase in market rates and the restructuring of the investment portfolio during the first quarter of 2024. Average investment securities declined from $462 million during the three months ended September 30, 2023 to $447 million during the current quarter. Interest on cash balances increased by $791 thousand related to an increase in average balance of $57 million and an increase in rate earned on these balances of 7 basis points from 5.37% during the three months ended September 30, 2023 to 5.44% during the current quarter.  Cash balances primarily relate to cash held at the FRB. The average rate earned on FRB balances was 5.33% during both the third quarter of 2024 and 2023.

Interest expense increased by $1.7 million from $1.3 million during the three months ended September 30, 2023 to $3.0 million during the current period related to an increase in rate paid on interest bearing liabilities and an increase in borrowings. The average rate paid on interest bearing liabilities increased from 0.73% during the 2023 quarter to 1.52% in 2024 related mainly to an increase in market interest rates, and an increase in borrowings.

Interest paid on deposits increased by $391 thousand and is broken down by product type as follows: money market accounts - $266 thousand, and time deposits - $146 thousand. Related to a decline in average balance of $43 million, interest on savings deposits declined by $21 thousand.  The average rate paid on interest-bearing deposits increased from 0.69% during the third quarter of 2023 to 0.97% during the current quarter.

Mostly related to an increase in average borrowings outstanding from $10 million during the three months ended September 30, 2023 to $117 million during the current quarter, interest incurred on borrowings increased by $1.3 million from $114 thousand during the three months ended September 30, 2023 to $1.4 million during the three months ended September 30, 2024.

Net interest margin for the three months ended September 30, 2024 was 4.76%, down slightly from 4.77% for the same period in 2023.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2024			September 30, 2023
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,001,505	$15,635	6.21%	$943,348	$14,276	6.00%
Taxable investment securities	370,051	3,885	4.18%	337,702	2,888	3.39%
Non-taxable investment securities (1)	76,817	596	3.09%	123,877	923	2.96%
Interest-bearing deposits	127,640	1,746	5.44%	70,545	955	5.37%
Total interest-earning assets	1,576,013	21,862	5.52%	1,475,472	19,042	5.12%
Cash and due from banks	27,480			27,049
Other assets	86,001			77,221
Total assets	$1,689,494			$1,579,742

Interest-bearing liabilities:
Money market deposits	$223,229	$657	1.17%	224,128	$391	0.69%
Savings deposits	323,347	178	0.22%	365,869	199	0.22%
Time deposits	99,815	736	2.93%	91,290	590	2.56%
Total deposits	646,391	1,571	0.97%	681,287	1,180	0.69%
Other borrowings	117,065	1,413	4.80%	10,000	114	4.52%
Repurchase agreements & other	17,943	8	0.18%	19,300	9	0.19%
Total interest-bearing liabilities	781,399	2,992	1.52%	710,587	1,303	0.73%
Non-interest-bearing deposits	697,079			719,725
Other liabilities	39,249			20,012
Shareholders' equity	171,767			129,418
Total liabilities & equity	$1,689,494			$1,579,742
Cost of funding interest-earning assets (4)			0.76%			0.35%
Net interest income and margin (5)		$18,870	4.76%		$17,739	4.77%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.7 million for 2024 and $3.4 million for 2023 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month period ended September 30, 2024 and 2023 were $408,000 and $346,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-month periods indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 over 2023 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$878	$490	$(9)	$1,359
Taxable investment securities	276	665	56	997
Non-taxable investment securities	(350)	41	(18)	(327)
Interest-bearing deposits	771	13	7	791
Total interest income	1,575	1,209	36	2,820
Interest-bearing liabilities:
Money market deposits	(1)	269	(2)	266
Savings deposits	(23)	3	(1)	(21)
Time deposits	55	85	6	146
Other borrowings	1,217	7	75	1,299
Repurchase agreements & other	(1)	0	-	(1)
Total interest expense	1,247	364	78	1,689
Net interest income	$328	$845	$(42)	$1,131

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the third quarter of 2024 we recorded a provision for credit losses of ($400,000) consisting of a provision for credit losses on loans of ($350,000) and a decrease in the reserve for unfunded commitments of $50,000. This compares to a provision for credit losses of ($200,000) during the 2023 quarter consisting of a provision for credit losses on loans of ($125,000) and a decrease in the reserve for unfunded commitments of $75,000. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income decreased by $76 thousand to $2.2 million during the current quarter.  Increases of $29 thousand in service charge income, $21 thousand in Federal Home Loan Bank dividends and $6 thousand in other non-interest income were offset by declines in interchange income of $101 thousand, loan servicing fees of $27 thousand and earnings on insurance policies of $4 thousand.  Interchange income can fluctuate period to period mostly based on the volume of debit card transactions.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	September 30,
	2024	2023	Dollar Change	Percentage Change
Interchange income	$818	$919	$(101)	(11.0)%
Service charges on deposit accounts	766	737	29	3.9%
Loan servicing fees	176	203	(27)	(13.3)%
FHLB Dividends	136	115	21	18.3%
Earnings on life insurance policies	104	108	(4)	(3.7)%
Other	237	231	6	2.6%
Total non-interest income	$2,237	$2,313	$(76)	(3.3)%

Non-interest expense. During the three months ended September 30, 2024, total non-interest expense increased by $1.4 million from $9.4 million during the third quarter of 2023 to $10.8 million during the current quarter. The largest components of this increase were an increase in salary and benefit expense of $367 thousand, an increase in occupancy and equipment costs of $636 thousand, an increase in professional fees of $117 thousand and an increase in other non-interest expense of $262 thousand. The increase in salary and benefit expense primarily relates to an increase in salary expense and a decrease in the deferral of loan origination costs. Salary expenses increased by $138 thousand, which we attribute primarily to merit and promotional salary increases and an increase in employees. Our full time equivalent employee count has increased from 180 at September 30, 2023 to 189 at September 30, 2024. Deferred loan origination cost declined by $95 thousand from $694 thousand during the three months ended September 30, 2023 to $599 thousand during the current period. The amount of loan origination costs deferred is primarily related to loan volume, both new originations and renewals, during the period. Occupancy and equipment costs increased by $636 thousand related to an increase in rent expense of $705 thousand mostly related to the sales/leaseback transaction completed during the first quarter of 2024. This increase in rent expense was offset by additional income resulting from the restructuring of our investment portfolio which also took place during the first quarter of 2024. The increase in other non-interest expense includes a $300 thousand accrual related to a litigation matter. In addition, professional fees include $76 thousand related to this matter, mostly legal fees.  While portions of this matter are still being litigated these amounts represent our best estimate of potential costs to Plumas Bank related to this matter.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2024 and 2023, dollars in thousands:

	For the Three Months Ended
	September 30,
	2024	2023	Dollar Change	Percentage Change
Salaries and employee benefits	$5,481	$5,114	$367	7.2%
Occupancy and equipment	1,988	1,352	636	47.0%
Outside service fees	1,114	1,170	(56)	(4.8)%
Professional fees	345	228	117	51.3%
Advertising and shareholder relations	247	233	14	6.0%
Armored car and courier	228	211	17	8.1%
Director compensation and expense	203	165	38	23.0%
Deposit insurance	191	182	9	4.9%
Telephone and data communication	188	203	(15)	(7.4)%
Business development	143	152	(9)	(5.9)%
Loan collection expenses	102	91	11	12.1%
Amortization of Core Deposit Intangible	51	60	(9)	(15.0)%
Other	543	281	262	93.2%
Total non-interest expense	$10,824	$9,442	$1,382	14.6%

Provision for income taxes. The Company recorded an income tax provision of $2.9 million, or 26.7% of pre-tax income, for the three months ended September 30, 2024. This compares to an income tax provision of $2.8 million, or 26.3% of pre-tax income, for the three months ended September 30, 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

FINANCIAL CONDITION

Total assets on September 30, 2024, were $1.6 billion, an increase of $54 million from December 31, 2023. Net loans increased by $44 million from $949 million on December 31, 2023, to $993 million at September 30, 2024. Cash and cash equivalents increased by $32 million to $118 million on September 30, 2024. Related to the sales/leaseback transaction right-of use assets increased by $22 million.  These increases were offset by declines of $32 million in investment securities, $6 million in property and equipment and $6 million in all other assets.

Deposits totaled $1.4 billion at September 30, 2024, an increase of $17 million from December 31, 2023. Lease liabilities increased by $22 million and other liabilities increased by $1 million.  Partially offsetting these increases in liabilities were decreases in borrowings and repurchase agreements. Borrowings decreased by $15 million from $90 million on December 31, 2023, to $75 million on September 30, 2024. Repurchase agreements decreased by $6 million to $17 million.  Shareholders’ equity increased by $35 million from $147 million on December 31, 2023, to $182 million on September 30, 2024. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans increased by $45 million, or 4%, from $959 million at December 31, 2023, to $1 billion at September 30, 2024. Increases in loans included $74 million in commercial real estate loans and $8 million in commercial loans. These items were offset by declines of $26 million in automobile loans, $8 million in agricultural loans and $3 million in all other categories. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect auto loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2024	09/30/2024	12/31/2023	12/31/2023
Commercial	$82,192	8.2%	$74,271	7.8%
Agricultural	121,709	12.1%	129,389	13.5%
Real estate – residential	11,672	1.2%	11,914	1.2%
Real estate – commercial	618,236	61.6%	544,339	56.8%
Real estate – construction & land	54,287	5.4%	57,717	6.0%
Equity Lines of Credit	37,652	3.8%	37,871	4.0%
Auto	72,388	7.2%	98,132	10.2%
Other	5,352	0.5%	4,931	0.5%
Total Gross Loans	$1,003,488	100%	$958,564	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 80% of the total loan portfolio at September 30, 2024. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”), which comprised 61% of the lending portfolio at September 30, 2024, included 26% investor-owned, 26% owner-occupied, and 9% multi-family. Concentrations by real estate type within the CRE portfolio included 15% multi-family, 11% retail, 11% office, 10% mixed commercial real estate, 8% hospitality, 6% industrial, 6% special purpose, 6% gas stations and 5% mini storage facilities, with all remaining concentrations below 5%. There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 28% of CRE loans were located in northern Nevada and 47% were located in northern California, including the Sacramento area. Of the $4.5 million in non-accrual balances at September 30, 2024, approximately 39% were CRE. Of the $22.4 million in substandard balances at September 30, 2024, 17% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2024 and December 31, 2023, approximately 77% and 78%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 22% of the Company’s variable rate loan portfolio on September 30, 2024; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 75% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both December 31, 2023 and September 30, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at September 30, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of September 30, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2024	2023	2023	2022	2021
Balance at beginning of period	$12,867	$10,717	$10,717	$10,352	$9,902
Impact of CECL Adoption	-	529	529	-	-
Adjusted balance	12,867	11,246	11,246	10,352	9,902
Charge-offs:
Commercial	65	108	123	207	188
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	19	-
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	1,292	1,042	1,550	1,195	703
Other	65	102	129	40	47
Total charge-offs	1,422	1,252	1,802	1,461	938
Recoveries:
Commercial	21	17	44	27	72
Agricultural	-	-	-	-	-
Real estate – residential	3	2	3	3	3
Real estate – commercial	-	2	1	2	8
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	4
Auto	642	458	746	482	136
Other	20	49	54	12	40
Total recoveries	686	528	848	526	263
Net charge-offs	736	724	954	935	675
Provision for credit losses - loans	1,475	2,425	2,575	1,300	1,125
Balance at end of period	$13,606	$12,947	$12,867	$10,717	$10,352
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.10%	0.10%	0.10%	0.11%	0.09%
Allowance for credit losses to total loans	1.35%	1.35%	1.34%	1.18%	1.23%

The following table provides a breakdown of the allowance for credit losses at September 30, 2024 and December 31, 2023:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	9/30/2024	9/30/2024	12/31/2023	12/31/2023
Commercial	$1,359	8.2%	$1,134	7.8%
Agricultural	1,770	12.1%	1,738	13.5%
Real estate – residential	110	1.2%	137	1.2%
Real estate – commercial	7,508	61.6%	6,678	56.8%
Real estate – construction & land development	848	5.4%	797	6.0%
Equity Lines of Credit	456	3.8%	439	4.0%
Auto	1,468	7.2%	1,865	10.2%
Other	87	0.5%	79	0.5%
Total	$13,606	100%	$12,867	100%

The allowance for credit losses totaled $13.6 million at September 30, 2024, and $12.9 million at December 31, 2023. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $26,000 and $28,000 at September 30, 2024, and December 31, 2023, respectively.  The allowance for credit losses as a percentage of total loans was 1.35% on September 30, 2024, and 1.34% on December 31, 2023.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2024	2023	2022	2021
	(dollars in thousands)

Nonaccrual loans	$4,455	$4,820	$1,172	$4,863
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	4,455	4,820	1,172	4,863
Other real estate owned	141	357	-	487
Other vehicles owned	157	138	18	47
Total nonperforming assets	$4,753	$5,315	$1,190	$5,397
Interest income forgone on nonaccrual loans	$251	$257	$121	$381
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.44%	0.50%	0.13%	0.58%
Nonperforming assets to total assets	0.29%	0.33%	0.07%	0.33%

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

Nonperforming loans at September 30, 2024 were $4.5 million, a decrease of $0.3 million from $4.8 million at December 31, 2023.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $0.7 million from $21.7 million on December 31, 2023, to $22.4 million on September 30, 2024. Loans classified as special mention increased by $4.8 million from $9.3 million on December 31, 2023, to $14.1 million on September 30, 2024.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on September 30, 2024, is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represent real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers.  OREO holdings represented one property totaling $141,000 on September 30, 2024, and one property totaling $357,000 at December 31, 2023.

Nonperforming assets as a percentage of total assets were 0.29% at September 30, 2024 and 0.33% at December 31, 2023.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended September 30,
	#	2024	#	2023
Beginning Balance	1	$357	-	$-
Additions	1	141	2	440
Dispositions	1	(357)	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$141	2	$440

Investment Portfolio and Federal Funds Sold. Total investment securities were $456.7 million as of September 30, 2024, and $489.2 million at December 31, 2023. Unrealized losses on available-for-sale investment securities totaling $20.9 million were recorded, net of $6.2 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2024. Net unrealized losses on available-for-sale investment securities totaling $46.1 million were recorded, net of $13.6 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at December 31, 2023. During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%.  These sales and purchases were made as part of the investment restructure described earlier.  No securities were sold during the nine months ended September 30, 2023.

The investment portfolio at September 30, 2024, consisted of $4.0 million in U.S. Treasury securities, $363.1 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $89.6 million. The investment portfolio at December 31, 2023 consisted of $6.9 million in U.S. Treasury securities, $351.9 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies and 244 municipal securities totaling $130.4 million.

There were no Federal funds sold at September 30, 2024, and December 31, 2023; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $82.3 million at September 30, 2024 and $52.9 million at December 31, 2023. The balance, on September 30, 2024, earns interest at the rate of 4.90%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table shows the distribution of deposits by type at September 30, 2024 and December 31, 2023.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	09/30/2024	09/30/2024	12/31/2023	12/31/2023
Non-interest bearing	$703,005	52.0%	$692,768	51.9%
Money Market	229,267	17.0%	214,185	16.1%
Savings	316,483	23.4%	335,050	25.1%
Time	102,241	7.6%	91,652	6.9%
Total Deposits	$1,350,996	100%	$1,333,655	100%

Deposits totaled $1.4 billion September 30, 2024, an increase of $17 million from December 31, 2023. The increase in deposits includes increases of $15 million in money market accounts, $11 million in time deposits and $10 million in demand deposits. Partially offsetting these increases was a decrease in savings deposits of $19 million. At September 30, 2024, 52% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

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

Estimated uninsured deposits totaled $456 million and $416 million at September 30, 2024, and December 31, 2023, respectively. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	September 30,	December 31,
(dollars in thousands)	2024	2023
Remaining maturity:
Three months or less	$4,491	$6,044
After three through nine months	10,921	10,097
After six through twelve months	9,107	5,428
After twelve months	14	757
Total	$24,533	$22,326

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $17.0 million and $23.1 million at September 30, 2024 and December 31, 2023, respectively, are secured by U.S. Government agency securities with a carrying amount of $30.4 million and $34.1 million at September 30, 2024 and December 31, 2023, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $240 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $426 million. The Company is required to hold FHLB stock as a condition of membership. At September 30, 2024, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.

The Federal Reserve Board, on March 12, 2023, announced the creation of the Bank Term Funding Program (BTFP). The BTFP offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par.  At  December 31, 2023, the Company had outstanding borrowings under the Bank Term Funding Program (BTFP) totaling $80 million. In January 2024, the Company borrowed an additional $25 million under the BTFP and during September 2024 we made a $45 million payment resulting in a balance of $60 million outstanding at September 30, 2024. This borrowing bears interest at the rate of 4.85% and is payable on January 17, 2025. Borrowings under the BTFP can be prepaid without penalty. There were no borrowings under the BTFP during the nine months ended September 30, 2023. Interest expense recognized on the BTFP borrowings for the nine months ended September 30, 2024 totaled $3.7 million.  In addition to its FHLB borrowing line and the BTFP, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings from the FHLB or the correspondent banks at September 30, 2024, and December 31, 2023.

Note Payable. On January 25, 2022 the Company replaced its existing $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time. During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit. Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities. During January of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes. The Company was in compliance with all covenants related to the Term Note at September 30, 2024. Interest expense recognized on the Term Note for the nine months ended September 30, 2024 and 2023 totaled $477,000 and $255,000, respectively.

Capital Resources

Shareholders’ equity increased by $34.6 million from $147.3 million at December 31, 2023 to $181.9 million at September 30, 2024. The $34.6 million increase was related to net income during the nine months ended September 30, 2024, of $20.9 million, stock option activity of $780,000 and a decrease of other comprehensive loss of $17.7 million related to the investment portfolio restructuring and a decline in market interest rates.  These items were partially offset by shareholder dividends of $4.8 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company is subject to various restrictions on the payment of dividends.  The Company paid a quarterly cash dividend of $0.27 per share on August 15, 2024, May 15, 2024 and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Common Equity Tier 1 Ratio	$193,710	16.9%	$51,481	4.5%	$74,362	6.5%
Tier 1 Leverage Ratio	193,710	11.3%	68,498	4.0%	85,622	5.0%
Tier 1 Risk-Based Capital Ratio	193,710	16.9%	68,642	6.0%	91,522	8.0%
Total Risk-Based Capital Ratio	207,986	18.2%	91,522	8.0%	114,403	10.0%

December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2024, the Company had $158.7 million in unfunded loan commitments and no letters of credit. This compares to $174.6 million in unfunded loan commitments and $108,000 in letters of credit at December 31, 2023. Of the $158.7 million in unfunded loan commitments, $95.7 million and $63.0 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2024, $94.4 million were secured by real estate, of which $40.4 million was secured by commercial real estate and $54.0 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

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

The Company is a member of the FHLB and can borrow up to $240 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $426 million. In addition to its FHLB borrowing line, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, or the correspondent banks at September 30, 2024, and December 31, 2023.

Customer deposits are the Company’s primary source of funds. Deposits totaled $1.4 billion September 30, 2024, an increase of $17 million from December 31, 2023. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $456 million in uninsured deposits. Of this amount, $104 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Termination Agreement 2024 by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed August 15, 2024, which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 6, 2024.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 6, 2024.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2024.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2024.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 6, 2024
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer