Form 10-K
period 2024-12-31
PLUMAS BANCORP
filed 2025-03-19
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

☐ Yes ☒ No

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $195.9 million, based on the closing price reported to the Registrant on June 28, 2024 of $35.98 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2025, there were 5,920,083 shares of the registrant's Common Stock outstanding.

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

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of Plumas Bank to pay dividends to Plumas Bancorp.

■	Recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments.

■	The concentration of our loan portfolio in loans secured by real estate and changes in the prices, values and sales volumes of commercial and residential reals estate.

■	The effects of concentrations in our loan portfolio, including geographic and industry concentrations.

■	Our failure to maintain required levels of capital and our ability to raise additional capital as needed.

■	Our failure to manage our liquidity.

■	The effect of changes in accounting policies and practices, as may be adopted by bank regulatory agencies, the Financial Accounting Standards Board or others.

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

■	Credit quality deterioration, which could cause an increase in the provision for credit losses.

■	The impacts of inflation.

■	Devaluation of securities we own.

■	Asset/liability matching risks and liquidity risks.

■	Loss of key personnel.

■	Operational interruptions including data processing systems failure and fraud.

■	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level.

■	The possibility that we may reduce or discontinue the payments of dividends on common stock.

■	Risk associated with or resulting from our growth strategy.

■	Natural disasters, earthquakes, fires, and severe weather.

■	Risks related to our pending merger with Cornerstone Community Bancorp.

■	Our success in managing the risks involved in the foregoing.

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

At December 31, 2024, the Company had consolidated assets of $1.6 billion, deposits of $1.4 billion, other liabilities of $74 million and shareholders’ equity of $178 million.  The Company’s other liabilities include a $15 million borrowing from one of the Company's correspondent banks, $24.8 million in lease liabilities and $22.1 million in repurchase agreements. These items are described in detail later in this Form 10-K.

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

The Bank. The Bank is a California state-chartered bank that was incorporated and commenced business in 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2024, the Bank had approximately $1.6 billion in assets, $1.0 billion in net loans and $1.4 billion in deposits (including deposits of $12.3 million from the Company), other liabilities of $59 million and shareholders’ equity of $181 million.  The Bank’s other liabilities include $24.5 million in lease liabilities and $22.1 million in repurchase agreements.  It is currently the largest bank headquartered in Plumas County, California. The Bank’s operations are conducted through its administrative office in Quincy, California.

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

The Bank maintains nineteen automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California with additional lenders in Utah and Southern California and commercial/agricultural lending offices located in Chico, California and Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy emphasizes its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

The Bank provides Small Business Administration (SBA) loans to qualified borrowers mostly in Northern California, through its government-guaranteed lending center headquartered in Auburn, California. In addition to its Auburn location the Bank has an SBA lender based in San Diego, California and an SBA lender based in South Jordan, Utah.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration, and we expect government-guaranteed lending to continue to be an important part of our overall lending operation.  The SBA 7(a) loan product in which the guaranteed portion is salable in the secondary market is variable rate tied to prime and we have seen a significant decline in interest in this product during the last two years. However, we have successfully pivoted to producing fixed rate SBA 7(a) loans.  We portfolio the entire fixed rate SBA 7(a) loan.  At December 31, 2024 fixed rate SBA 7(a) loans totaling $70 million with guaranteed portions totaling $52 million were included in our commercial and commercial real estate loan portfolio.  The weighted rate of these loans was   8.3%.  Once demand for variable rate SBA 7(a) loans returns to an acceptable level, we will likely move most of our production efforts back to this product.

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

As of December 31, 2024, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 63.7%;  agricultural loans (including agricultural real estate loans) – 11.7%,  (iii)  consumer loans (including residential equity lines of credit and automobile loans) – 10.6%, (iv); commercial and industrial loans – 7.6%; (v) construction and land development – 5.3%; and (vi) residential real estate – 1.1% .  During the fourth quarter of 2023 we elected to discontinue our auto loan program.

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2024, the Bank had 38,188 deposit accounts with balances totaling approximately $1.4 billion, compared to 39,619 deposit accounts with balances totaling approximately $1.3 billion at December 31, 2023. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $36 thousand at December 31, 2024. However, we believe this broad deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

We also offer a variety of other products and services complementing our lending and deposit services.  These include cashier’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, FedNow®-receive Service and other customary banking services. We offer a Remote Deposit product that allows our business customers to make non-cash deposits remotely from their physical location. This product enables us to extend our service area because we can now meet the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.

The Bank has devoted a substantial amount of time and capital to the improvement of existing bank services. During 2022 Plumas Bank upgraded and replaced our fleet of ATM machines, enhanced incoming wire notifications and developed electronic tracking and monitoring for ACH origination and Remote Deposit Capture services and implemented the ability for our commercial online banking clients to originate one-time ACH payments.  In 2023 we provided enhanced security features and monitoring to detect and rapidly notify clients of potential fraudulent debit card transactions and created the ability for clients to dispute debit card transactions utilizing an online interface. In 2024, we upgraded our branch deposit acceptance system, entered real-time payments by implementing FedNow®-receive, optimized our outgoing wire transfer capabilities, and launched Payee Match for Positive Pay to aid in combatting the rising trend of check fraud.  Additionally, beginning in 2024 we began accepting through our website applications for our Business Exxpress product.

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

We offer various loan products which encourage job growth and support community economic development. Types of loans offered range from personal and commercial loans to real estate, construction, agricultural, and government-guaranteed loans. Many banking decisions are made locally with the goal of maintaining customer satisfaction through the timely delivery of high-quality products and services.

Recent Expansion Activities. As part of our business strategy, we may regularly review opportunities to enhance the value of our franchise, including through acquisitions. On July 1, 2021, we completed the acquisition of Feather River Bancorp and its subsidiary, Bank of Feather River, which merged with and into the Bank the same day. The estimated fair value of assets acquired at July 1, 2021 was $205.0 million consisting of $28.4 million in cash, $160.4 million in net loans, $1.0 million in core deposit intangible, $5.5 million in goodwill and $9.7 million in other assets. The estimated fair value of deposits assumed totaled $176.7 million consisting of $89.5 million in non-interest bearing transaction accounts, $9.3 million in savings accounts, $45.6 million in money market accounts and $32.3 million in time deposits.

Dividends. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors.  The Company paid a quarterly cash dividend of $0.27 per share on November 15, 2024, August 15, 2024, May 15, 2024, and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2024, approximately 77% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

As of June 30, 2024, within towns in which the Bank had a branch as of this same date there were 137 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 105 branches of 15 banks having assets more than $10 billion. As of June 30, 2024, the FDIC estimated the Bank’s market share of deposits within the communities it serves to be as follows: Greenville and Portola 100%, Quincy 78%, Alturas 67%, Susanville 57%, Kings Beach 51%, Chester 49%, Fall River Mills 37%, Tahoe City 30%, Truckee 18%, Yuba City 3%, Carson City 3%, Redding 2% and Reno and Chico less than 1%.

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

Employees. At December 31, 2024, we employed 197 persons. On a full-time equivalent basis, we employed 183 persons.  While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business. None of our employees are represented by a labor union, and management considers its relations with employees to be good.

Code of Ethics. Our Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics. This policy is available on our website at www.plumasbank.com. Shareholders may request a free copy of this policy from Plumas Bancorp, Ms. Jamie Huynh, Assistant Corporate Secretary, 5525 Kietzke Lane, Suite 100, Reno, Nevada, 89511.

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

As a member of the Federal Reserve System, the Bank is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At December 31, 2024, the Bank had $1.4 million in stock of the Federal Reserve Bank of San Francisco in compliance with this requirement.

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

A banking organization’s risk-based capital ratios are calculated by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against common equity Tier 1 capital, Tier 1 capital and total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital).  Common equity Tier 1 capital generally consists of common stock and retained earnings.  Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for credit losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.

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

The federal bank regulatory agencies’ risk-based capital adequacy guidelines, sometimes called “Basel III,” establish minimum regulatory capital requirements for bank holding companies and depository institutions. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered “well capitalized”: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2024, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2024, the maximum amount available for dividend distribution under this restriction was approximately $58 million.  In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2024, the Bank’s limit on aggregate secured loans-to-one-borrower was $48 million and unsecured loans-to-one borrower was $29 million.  The Bank has established internal loan limits that are lower than its legal lending limits.

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

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by the insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $750 thousand for 2024.

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

Our lending operations and customers are primarily located in the eastern region of Northern California and Northern Nevada. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2024, were secured by properties and collateral located within these regions. As of such date, approximately 92% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California or Northern Nevada. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California or Northern Nevada, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and the underlying collateral. Any regional or local economic downturn affecting Northern California or Northern Nevada or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than depository organizations whose operations are less geographically concentrated. A significant downturn in the national economy or the local economy due to the real estate market, public policy decisions, agricultural commodity prices, natural disaster, fires, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact our business, financial condition, results of operations and prospects.

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

As of December 31, 2024, approximately 77% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Declines in real estate market values or increases in commercial and consumer delinquency levels could require increased net charge-offs which could adversely affect our financial condition, results of operations and cash flows.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the end of 2021 and has remained at an elevated level through 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Over the past decade, California has experienced a severe drought, though drought conditions have lessened in the past few years.   A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2024, approximately 13% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

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

Our growth strategy involves risks.

In January 2025, we announced our proposed merger with Cornerstone Community Bancorp.  In July 2021 we completed the acquisition of Bank of Feather River and in 2023 we opened a new branch in Chico California. Previously, during the last ten years we completed two branch purchase and assumption transactions, the establishment of a new branch office in Reno, Nevada and a loan production office in Klamath Falls, Oregon. We may engage in additional acquisition activity and open additional offices in the future to expand our markets and further our growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions including difficulty in estimating the value of the business to be acquired, integrating the operations, and retaining key employees and customers. We cannot assure that future acquisitions or new offices will be successful. Further, growth may strain our administrative, managerial, financial and operational resources and increase demands on our systems and controls. If we pursue our growth strategy too aggressively or fail to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from our business operations, our pursuit of growth could have a material adverse impact on our business. See “Risks Related to Our Proposed Acquisition of Cornerstone Community Bancorp.”

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

The potential for operational risk exposure exists throughout our business. Integral to our performance is the continued efficacy of our technology and information systems, operational infrastructure and relationships with third parties and colleagues in day-to-day and ongoing operations. A failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or systems failures, disruption of client operations and activities, ineffectiveness or exposure due to interruption in third party support as well as the loss of key colleagues or failure on the part of key colleagues to perform properly. The continued evolution and increased use of artificial intelligence technologies may further increase these risks.

Technology is changing rapidly and may put us at a competitive disadvantage.

The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables banks to better serve customers. Our future success depends, in part, on our ability and the ability of our third-party partners to effectively implement new technology. The widespread adoption of new technologies, including mobile banking services, artificial intelligence, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance. Many of our larger competitors have substantially greater resources than we do to invest in technological improvements. As a result, they may be able to offer, or more quickly offer, additional or superior products that could put us at a competitive disadvantage.

The use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products and services or those developed by our third-party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient; and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third-party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third-party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third-party partners.

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

Risks Related to Our Proposed Acquisition of Cornerstone Community Bancorp

Our failure to manage our proposed acquisition of Cornerstone Community Bancorp may have a material adverse effect on our financial condition and results of operations.

In January 2025, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Cornerstone Community Bancorp (“Cornerstone”), which is the holding company for Cornerstone Community Bank based in Red Bluff, California. The Merger Agreement provides that, subject to the terms and conditions in the agreement, Cornerstone will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). Acquiring other banks involves risks commonly associated with acquisitions generally, including, among other things, the risk that acquisition activity may divert our management’s attention from other aspects of our business, the difficulty in estimating the value of a target company, and the risk that an acquired business may not perform in accordance with our expectations. Our future results of operations will depend in large part on our ability to successfully integrate Cornerstone’s operations with our own and retain Cornerstone’s customers. If we are unable to successfully manage the risks related to the Merger and the integration of the separate business, customers, employees and operating systems of Cornerstone with our own, our financial condition and results of operations may be adversely affected.

We may fail to realize the anticipated benefits of the proposed merger with Cornerstone.

The success of the Merger will depend on, among other things, our ability to combine and integrate the business of Cornerstone into our business. If we are unable to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The Company and Cornerstone operate independently and will continue to do so until the Merger is completed. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of the Company or Cornerstone or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Cornerstone could choose to discontinue their relationships with the Company after the Merger, which would adversely affect the future anticipated performance of the Company. It is also possible that we may not realize all or some of the anticipated cost savings of the Merger, or that the realization of cost savings may be delayed.  These risks could have an adverse effect on the Company, its financial condition, prospects and results of operations following the consummation of the Merger.

We will incur substantial costs related to the Merger.

We have incurred and expect to incur a number of significant non-recurring costs associated with the Merger. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, severance/employee benefit-related costs and other related costs. Some of these costs are payable regardless of whether the Merger is completed. We may incur additional costs to maintain employee morale and retain key employees during the pendency of the Merger. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction costs over time.

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

As of December 31, 2024, our CRE loans for purposes of this guidance represented 242% of our total risk-based capital. As of December 31, 2024, total loans secured by CRE under construction and land development represented 54% of our total risk-based capital. As a result, the FRB, which is the Bank’s federal banking regulator, could view the Bank as having a high concentration of CRE loans under this guidance.

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

The Chief Information Officer supervises the information security team, which is responsible for maintaining and implementing our enterprise-wide cybersecurity strategy, policy, standards, and architecture processes. The Information Security Officer, in coordination with compliance and human resources, conducts annual and ongoing company-wide information security awareness training. The Chief Information Officer and Information Security Officer have combined over 35 years of IT management experience. We have developed processes to identify and oversee risks from cybersecurity threats associated with third-party service providers, which include the information security team assessing cybersecurity robustness during third-party vendor onboarding, the inclusion of protective provisions in third-party vendor agreements, and risk-based monitoring of third-party vendors on an ongoing basis.

The Board of Directors receives regular reports from the Chief Information Officer and the Information Security Officer on Plumas Bancorp’s cyber risks and threats, the status of projects to strengthen Plumas Bancorp’s information security systems, assessments of Plumas Bancorp’s security program, and the emerging threat landscape. Additionally, the Chief Information Officer chairs the Technology Steering Committee, which drives awareness, ownership, and alignment across all business functions for effective cybersecurity risk management and reporting. In addition to conducting internal audits, Plumas Bancorp annually engages third parties to audit its information security programs, whose findings are reported to the Audit and Executive Committees of the Board. The Company also engages with key third-party vendors, industry participants, government agencies, and intelligence and law enforcement communities as part of our efforts, which are reported to the Technology Steering Committee and Board of Directors.

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

ITEM 2. PROPERTIES

Of the Company’s fifteen depository branches, four are owned and eleven are leased. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and four administrative offices and owns three administrative facilities.

Owned Properties
35 South Lindan Avenue	32 Central Avenue	80 W. Main Street
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

215 North Lake Boulevard	900 Mangrove Avenue	315 Birch Street
Tahoe City, California	Chico, California	Westwood, California (1)

1280 Bridge Street	8475 North Lake Boulevard
Yuba City, California (4)	Kings Beach, California
Leased Properties
495 Idaho Street #102	1335 Hilltop Drive	11641 Blocker Drive. Suite 140
Elko, Nevada (1)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th Street	5525 Kietzke Lane, Suite 100
Carson City, Nevada	Klamath Falls, Oregon (3)	Reno, Nevada (1)

5050 Meadowood Mall Circle	336 West Main Street	120 North Pine Street
Reno, Nevada	Quincy, California	Portola, California

11638 Donner Pass Road	43163 Highway 299 E	121 Crescent Street
Truckee, California	Fall River Mills, California	Greenville, California

255 Main Street	510 North Main Street	3000 Riverside Drive
Chester, California	Alturas, California	Susanville, California

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Branch subject to long term land lease.

Including variable lease expense, total rent expense for the years ended December 31, 2024, 2023 and 2022 were $3,064,000, $635,000 and $611,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2025 and the last such lease expiring during 2044.

Future minimum lease payments at December 31, 2024 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2025	$2,910,000
2026	2,838,000
2027	2,764,000
2028	2,710,000
2029	2,765,000
Thereafter	29,076,000
$43,063,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2024, there were 5,903,368 shares of the Company’s common stock outstanding held by approximately 1,800 shareholders of record.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Our Board of Directors believes that dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. The Company is subject to various restrictions on the payment of dividends. The Company paid a quarterly cash dividend of $0.27 per share on November 15, August 15, 2024, May 15, 2024 and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

Issuer Purchases of Equity Securities. We did not repurchase any shares of our common stock during the quarterly period ended December 31, 2024.

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2024	2023	2022	2021	2020
	(dollars in thousands except per share information)
Statement of Income
Interest income	$84,325	$74,592	$59,758	$48,070	$39,624
Interest expense	10,634	4,798	1,249	1,136	1,228
Net interest income	73,691	69,794	58,509	46,934	38,396
Provision for credit losses	1,196	2,775	1,300	1,125	3,175
Non-interest income	8,780	10,722	11,050	8,716	8,463
Non-interest expense	42,274	37,530	32,590	26,038	23,732
Net income before income taxes	39,001	40,211	35,669	28,487	19,952
Provision for income taxes	10,382	10,435	9,225	7,478	5,477
Net income	$28,619	$29,776	$26,444	$21,009	$14,475

Total assets	$1,623,326	$1,610,416	$1,621,044	$1,614,074	$1,111,576
Total gross loans	$1,015,424	$958,564	$911,949	$838,587	$709,246
Loans held for sale	$-	$-	$2,301	$31,277	$693
Allowance for credit losses	$13,196	$12,867	$10,717	$10,352	$9,902
Total deposits	$1,371,101	$1,333,655	$1,457,809	$1,438,999	$973,974
Total shareholders’ equity	$177,899	$147,317	$119,004	$134,082	$100,154
Balance sheet (period average)
Total assets	$1,649,341	$1,587,149	$1,642,895	$1,386,028	$1,015,297
Total gross loans	$989,313	$933,997	$865,499	$800,785	$699,255
Total deposits	$1,331,412	$1,403,957	$1,487,346	$1,231,618	$886,515
Total shareholders’ equity	$166,255	$126,984	$120,868	$117,967	$93,152
Asset quality ratios
Nonperforming loans/total loans	0.40%	0.50%	0.13%	0.58%	0.36%
Nonperforming assets/total assets	0.27%	0.33%	0.07%	0.33%	0.27%
Allowance for credit losses/total loans	1.30%	1.34%	1.18%	1.23%	1.40%
Net loan charge-offs	$1,046	$954	$935	$675	$516
Performance ratios
Return on average assets	1.74%	1.88%	1.61%	1.52%	1.43%
Return on average equity	17.2%	23.4%	21.9%	17.8%	15.5%
Net interest margin	4.79%	4.71%	3.82%	3.63%	4.02%
Loans to deposits	74.1%	71.9%	62.6%	58.3%	72.9%
Efficiency ratio (1)	51.3%	46.6%	46.9%	46.8%	50.6%
Per share information
Basic earnings	$4.85	$5.08	$4.53	$3.82	$2.80
Diluted earnings	$4.80	$5.02	$4.47	$3.76	$2.77
Common cash dividends	$1.08	$1.00	$0.64	$0.56	$0.36
Book value per common share	$30.14	$25.09	$20.34	$23.05	$19.33
Common shares outstanding at period end	5,903,368	5,871,523	5,850,216	5,816,991	5,182,232
Capital ratios – Plumas Bank
Leverage ratio	11.9%	10.8%	9.2%	8.4%	9.2%
Tier 1 risk-based capital	17.3%	15.7%	14.7%	14.4%	14.2%
Total risk-based capital	18.5%	16.9%	15.7%	15.5%	15.4%

(1) The efficiency ratio is defined as non-interest expense divided by total revenue (net interest income and non-interest income).

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Plumas Bancorp is a bank holding company for Plumas Bank, a California state-chartered commercial bank. We derive our income primarily from interest received on real estate related, commercial, automobile and consumer loans and, to a lesser extent, interest on investment securities and cash balances and fees received in connection with servicing deposit and loan customers. Our major operating expenses are the interest we pay on deposits and borrowings and general operating expenses. We rely on locally-generated deposits to provide us with funds for making loans.

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

SALES/LEASEBACK AND iNVESTMENT RESTRUCTURING

On January 19, 2024, Plumas Bank entered into two agreements for the purchase and sale of real property (the “Sale Agreements”). One Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by Plumas Bank as branches for an aggregate cash purchase price of approximately $25.7 million. The branch portion of the sale was completed on February 14, 2024 resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million. The second Sale Agreement provided for the sale to MountainSeed of up to three properties operated as non-branch administrative offices (the “Non-Branch Offices”). This agreement was terminated in August 2024. We continue to review opportunities for the sale of the Non- Branch Offices.

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics, including California unemployment rates, California housing prices, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and December 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of December 31, 2024 the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

We cannot provide you with any assurance that economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio and which could result in actual losses that exceed reserves previously established.

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $28.6 million for the year ended December 31, 2024, a decrease of $1.2 million or 4% from net income of $29.8 million during the year ended December 31, 2023. Pretax income decreased by $1.2 million, or 3%, to $39.0 million in 2024 from $40.2 million during the year ended December 31, 2023. Net interest income increased by $3.9 million to $73.7 million during 2024 from $69.8 million for the year ended December 31, 2023. This increase in net interest income resulted from an increase in interest income of $9.7 million partially offset by an increase in interest expense of $5.8 million. Interest and fees on loans increased by $6.4 million; interest on investment securities increased by $2.7 million and interest on other interest earning assets increased by $0.6 million. The provision for credit losses decreased from $2.8 million during the twelve months ended December 31, 2023 to $1.2 million during 2024.

During the year ended December 31, 2024, non-interest income totaled $8.8 million, a decrease of $1.9 million from the $10.7 million earned during  2023.  Non-interest income in 2023 included a nonrecurring gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023.  Non-interest expense increased by $4.8 million from $37.5 million during 2023 to $42.3 million during the twelve months ending December 31, 2024. The provision for income taxes totaled $10.4 million a decrease of $53 thousand from 2023.

Total assets at December 31, 2024  were $1.6 billion, an increase of $13 million from December 31, 2023.  The largest component of this increase was an increase in net loans of $56.8 million. This was mostly offset by a decrease of $51 million in investment securities.

Gross loans increased by approximately $57 million, or 6%, from $959 million at December 31, 2023, to $1.0 billion at December 31, 2024. Increases in loans included $102 million in commercial real estate loans and $3 million in commercial loans. These items were partially offset by decreases of $33 million in auto loans, $11 million in agricultural loans and $4 million in construction loans. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

Total deposits increased by approximately $37 million from $1.3 billion at December 31, 2023 to $1.4 billion at December 31, 2024. The increase in deposits includes increases of $7 million in demand deposits, $53 million in money market accounts and $2 million in time deposits. Partially offsetting these increases was a $25 million decrease in savings deposits.

Borrowings decreased from $90 million at December 31, 2023 to $15 million at December 31, 2024. Borrowings at December 31, 2023 consisted of $80 million under the Bank Term Funding Program (BTFP) and $10 million under our $15 million Bancorp line of credit with a correspondent bank. At December 31, 2024, the Company had paid its BTFP borrowings in full and outstanding borrowings consisted of $15 million under the Bancorp line of credit.

Shareholders’ equity increased by $30.6 million from $147.3 million at December 31, 2023 to $177.9 million at December 31, 2024. The $30.6 million increase was related to net income during 2024, of $28.6 million, a decline in accumulated other comprehensive loss of $7.3 million and stock option and restricted stock activity of $1.0 million partially offset by shareholder dividends of $6.3 million.

The return on average assets was 1.74% for the twelve months ended December 31, 2024, down from 1.88% for the twelve months ended December 31, 2023. The return on average equity decreased from 23.4% during 2023 to 17.2% during 2024.

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

	Year ended December 31,
	2024			2023			2022
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest-bearing cash and due from banks and deposits in banks	$93,122	$4,993	5.36%	$86,897	$4,387	5.05%	$305,095	$4,923	1.61%
Taxable investment securities	370,228	15,308	4.13%	338,941	11,525	3.40%	258,732	6,409	2.48%
Non-taxable investment securities (1)	84,369	2,574	3.05%	123,002	3,681	2.99%	103,366	2,722	2.63%
Total loans (2)(3)	989,313	61,450	6.21%	933,997	54,999	5.89%	865,499	45,704	5.28%
Total earning assets	1,537,032	84,325	5.49%	1,482,837	74,592	5.03%	1,532,692	59,758	3.90%
Cash and due from banks	27,077			26,100			40,520
Other assets	85,232			78,212			69,683
Total assets	$1,649,341			$1,587,149			$1,642,895

Liabilities and shareholders’ equity
Money market deposits	$226,372	$2,472	1.09%	$227,819	$1,367	0.60%	254,723	$284	0.11%
Savings deposits	324,000	705	0.22%	375,377	795	0.21%	400,314	376	0.09%
Time deposits	96,131	2,739	2.85%	74,570	1,568	2.10%	59,016	163	0.28%
Other borrowings	97,691	4,676	4.79%	17,945	896	4.99%	-	-	0.00%
Junior subordinated debentures	-	-	0.00%	2,268	141	6.22%	10,310	359	3.48%
Repurchase agreements and other	19,119	42	0.22%	18,576	31	0.17%	12,327	67	0.54%
Total interest-bearing liabilities	763,313	10,634	1.39%	716,555	4,798	0.67%	736,690	1,249	0.17%
Noninterest bearing demand deposits	684,909			726,191			773,293
Other liabilities	34,864			17,419			12,044
Shareholders’ equity	166,255			126,984			120,868
Total liabilities and shareholders’ equity	$1,649,341			$1,587,149			$1,642,895
Net interest income		$73,691			$69,794			$58,509
Net interest spread (4)			4.09%			4.36%			3.73%
Net interest margin (5)			4.79%			4.71%			3.82%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $4.4 million for 2024, $3.0 million for 2023 and $2.8 million for 2022 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net (costs)/ loan fees of ($1.4 million), ($1.3 million) and $234 thousand for 2024, 2023 and 2022, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2024 compared to 2023				2023 compared to 2022
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing cash and due from banks and deposits in banks	$314	$272	$20	$606	$(3,521)	$10,480	$(7,495)	$(536)
Taxable investment securities	1,064	2,489	230	3,783	1,987	2,389	740	5,116
Non-taxable investment securities	(1,156)	72	(23)	(1,107)	517	371	71	959
Loans	3,257	3,015	179	6,451	3,569	5,535	191	9,295
Total interest income	3,479	5,848	406	9,733	2,552	18,775	(6,493)	14,834

Interest-bearing liabilities:
Money market deposits	(9)	1,121	(7)	1,105	(30)	1,244	(131)	1,083
Savings deposits	(109)	22	(3)	(90)	(24)	472	(29)	419
Time deposits	454	556	161	1,171	43	1,078	284	1,405
Other borrowings	3,981	(37)	(164)	3,780	-	-	896	896
Junior subordinated debentures	(141)	-	-	(141)	(280)	282	(220)	(218)
Repurchase agreements and other	1	10	-	11	34	(46)	(24)	(36)
Total interest expense	4,177	1,672	(13)	5,836	(257)	3,030	776	3,549

Net interest income	$(698)	$4,176	$419	$3,897	$2,809	$15,745	$(7,269)	$11,285

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2024 compared to 2023.  Net interest income is the difference between interest income and interest expense.  Net interest income for the twelve months ended December 31, 2024 was $73.7 million, an increase of $3.9 million from the $69.8 million earned during 2023. The increase in net interest income includes an increase of $9.7 million in interest income partially offset by an increase of $5.8 million in interest expense.

Interest and fees on loans increased by $6.5 million related to an increase in average balance and yield.  The average balance of loans during the twelve months ended December 31, 2024 was $989 million, an increase of $55 million from $934 million during 2023.  The average yield on loans increased by 32 basis points from 5.89% during 2023 to 6.21% during 2024.

Interest on investment securities increased by $2.7 million related to an increase in yield of 64 basis points to 3.93%. The increase in investment yields is consistent with the increase in market rates and the partial restructuring of the investment portfolio. Average investment securities declined from $462 million during the twelve months ended December 31, 2023 to $455 million during the current period. Interest on cash balances increased by $606 thousand related to an increase in yield of 31 basis points and an increase in average balance of $6.2 million from $86.9 million during 2023 to $93.1 million during 2024.

Interest expense increased from $4.8 million during 2023 to $10.6 million during the current period related mostly to an increase in rate paid on interest bearing liabilities and an increase in average borrowings. The average rate paid on interest bearing liabilities increased from 0.67% during the 2023 period to 1.39% in 2024 related to an increase in borrowings and an increase in market interest rates.  Interest incurred on borrowings, including junior subordinated debentures in 2023, totaled $4.7 million and $1.0 million during 2024 and 2023, respectively. The average balance of borrowings increased by $78 million from $20 million during 2023 to $98 million during 2024.

Interest paid on deposits increased by $2.2 million; this increase is broken down by product type as follows: money market accounts - $1.1 million and time deposits - $1.2 million. Related to a decline in average balance of $51 million, interest on savings deposits declined by $90 thousand.  The average rate paid on interest-bearing deposits increased from 0.55% during 2023 to 0.92% during the current period. Rates paid on money market accounts and time deposits increased by 49 basis points and 75 basis points, respectively. This is consistent with market conditions and an increase in higher rate public entity money market accounts.

Net interest margin for the year ended December 31, 2024 increased 8 basis points to 4.79%, up from 4.71% during 2023.

2023 compared to 2022. Net interest income for the year ended December 31, 2023 was $69.8 million, an increase of $11.3 million from the $58.5 million earned during 2022. The increase in net interest income includes an increase of $14.8 million in interest income partially offset by an increase of $3.5 million in interest expense. Interest and fees on loans, including loans held for sale, increased by $9.3 million related to growth in the loan portfolio and an increase in yield on the portfolio. Net loan fees/costs declined from net fees of $234,000 during 2022 to net costs of $1.3 million during 2023. This decline is mostly related to a decline in fees earned on PPP loans. The average yield on loans, including loans held for sale, increased by 61 basis points from 5.28% during 2022 to 5.89% during 2023. The average prime rate increased from 4.86% in 2022 to 8.20% in 2023.

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

Provision for credit losses. During 2024 we recorded a provision for credit losses of $1.2 million consisting of a provision for credit losses on loans of $1.4 million and a decrease in the reserve for unfunded commitments of $179 thousand.  On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, referred to as the current expected credit loss (CECL) methodology. Upon adoption of CECL we recorded an increase in the allowance for credit losses of $529,000 and an increase in the reserve for unfunded commitments of $258,000. During 2023 we recorded a provision for credit losses of $2,775,000 an increase of $1,475,000 from $1,300,000 during 2022. As time progresses the results of economic conditions will require CECL model assumption inputs to change and further refinements to the estimation process may also be identified. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the twelve months ended December 31, 2024, and 2023 (in thousands).

Allowance for Credit Losses	December 31, 2024	December 31, 2023
Balance, beginning of period	$12,867	$10,717
Impact of CECL adoption	-	529
Provision charged to operations	1.375	2,575
Losses charged to allowance	(2,039)	(1,802)
Recoveries	993	848
Balance, end of period	$13,196	$12,867

Reserve for Unfunded Commitments	December 31, 2024	December 31, 2023
Balance, beginning of period	$799	$341
Impact of CECL adoption	-	258
Provision charged to operations	(179)	200
Balance, end of period	$620	$799

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,			Change during Year
	2024	2023	2022	2024	2023
	(dollars in thousands)
Gain on sale of buildings	$19,854	$-	$-	$19,854	$-
Interchange revenue	3,130	3,419	3,401	(289)	18
Service charges on deposit accounts	2,988	2,789	2,464	199	325
Loan servicing fees	756	872	893	(116)	(21)
FHLB Dividends	546	418	293	128	125
Earnings on bank owned life insurance policies, net	409	417	391	(8)	26
Gain on sale of loans	37	234	2,696	(197)	(2,462)
Gain on termination of swaps	-	1,707	-	(1,707)	1,707
Loss on sale of investments	(19,817)	-	-	(19,817)	-
Other income	877	866	912	11	(46)
Total non-interest income	$8,780	$10,722	$11,050	$(1,942)	$(328)

2024 compared to 2023.  During the year ended December 31, 2024, non-interest income totaled $8.8 million, a decrease of $1.9 million from the year ended December 31, 2023. The largest component of this decrease was a $1.7 million gain on termination of our interest rate swaps during 2023. Related to the sale/leaseback transaction and the partial restructuring of our investment portfolio, a $19.9 million gain on sale of buildings was offset by a $19.8 million loss on investment securities. Other changes in non-interest income include a decline in interchange income of $289 thousand and an increase in service charges on deposit accounts of $199 thousand.

2023 compared to 2022.  During 2023, non-interest income totaled $10.7 million, a decrease of $328,000 from $11.0 million during the twelve months ended December 31, 2022. The largest component of this decrease was a decline in gain on sale of SBA 7(a) loans of $2.5 million from $2.7 million during the twelve months ended December 31, 2022, to $234,000 during the current period. We did not sell SBA 7(a) loans during the second and third quarters of 2021 resulting in an inventory of loans held for sale of $31.3 million at December 31, 2021. During 2022 we sold $50.5 million in guaranteed portions of SBA 7(a) loans. This compares to $5.3 million in sales during the current period. Partially offsetting the decline in SBA gains was a gain of $1.7 million on termination of our interest rate swaps during the first quarter of 2023. In addition, service charges on deposit accounts increased by $325,000. This was mostly related to our Yuba City, California branch acquired in the acquisition of Feather River Bancorp in 2021. During most of 2022 we waived service charges on deposit accounts at the Yuba City Branch.

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

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,			Change during Year
	2024	2023	2022	2024	2023
	(dollars in thousands)
Salaries and employee benefits	$21,744	$20,320	$17,451	$1,424	$2,869
Occupancy and equipment	7,606	5,302	4,610	2,304	692
Outside service fees	4,576	4,496	4,057	80	439
Professional fees	1,407	1,258	1,282	149	(24)
Advertising and promotion	1,030	941	673	89	268
Armored car and courier	876	767	675	109	92
Telephone and data communications	780	806	770	(26)	36
Deposit insurance	750	737	528	13	209
Director compensation, education and retirement	728	763	606	(35)	157
Business development	680	615	506	65	109
Loan collection costs	388	423	274	(35)	149
Amortization of Core Deposit Intangible	201	237	284	(36)	(47)
Other operating expense	1,508	865	874	643	(9)
Total non-interest expense	$42,274	$37,530	$32,590	$4,744	$4,940

2024 compared to 2023.  During 2024 non-interest expense increased by $4.7 million to $42.3 million. The largest components of this increase were a $1.4 million increase in salary and benefit expenses, a $2.3 million increase in occupancy and equipment expenses and a $643 thousand increase in other non-interest expenses. The largest increases in salary and benefit expense were $695 thousand in salary expense and $401 thousand in commission expense. The increase in salary expense relates to both an increase in FTE and merit and promotional increases, while the increase in commission is related to increased SBA loan production. These were partially offset by an increase in the deferral of loan origination costs of $414 thousand related to an increase in SBA loan production. The increase in occupancy and equipment costs relates to a $2.4 million increase in rent expense related to the sales/leaseback transaction. The increase in other non-interest expense includes $277 thousand related to a recently concluded litigation.

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

Provision for Income Taxes. The Company recorded an income tax provision of $10.4 million, or 26.6% of pre-tax income for the year ended December 31, 2024. This compares to an income tax provision of $10.4 million, or 26.0% of pre-tax income during 2023. The percentages for 2024 and 2023 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed, and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2024 and 2023 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Total assets at December 31, 2024  were $1.6 billion, an increase of $13 million from December 31, 2023.  The largest component of this increase was an increase in net loans of $57 million. This was mostly offset by a decrease of $51 million in investment securities.  Cash and cash equivalents decreased by $4 million to $82 million on December 31, 2024. Related to the sales/leaseback transaction right-of use assets increased by $21 million. These increases were offset by declines of $51 million in investment securities, $6 million in property and equipment and $4 million in all other assets. Deposits totaled $1.4 billion at December 31, 2024, an increase of $37 million from December 31, 2023. Lease liabilities increased by $22 million to $25 million. Partially offsetting these increases in liabilities were decreases in borrowings, interest payable and other liabilities and repurchase agreements. Borrowings decreased by $75 million from $90 million on December 31, 2023, to $15 million on December 31, 2024. Interest payable and other liabilities and repurchase agreements each decreased by $1 million. Shareholders’ equity increased by $30.6 million from $147.3 million at December 31, 2023 to $177.9 million at December 31, 2024. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans increased by approximately $57 million, or 6%, from $959 million at December 31, 2023, to $1.0 billion at December 31, 2024. Increases in loans included $102 million in commercial real estate loans and $3 million in commercial loans. These items were partially offset by decreases of $33 million in auto loans, $11 million in agricultural loans and $4 million in construction loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, auto loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2024	12/31/2024	12/31/2023	12/31/2023
Commercial	$77,444	7.6%	$74,271	7.8%
Agricultural	118,866	11.7%	129,389	13.5%
Real estate – residential	11,539	1.1%	11,914	1.2%
Real estate – commercial	646,378	63.7%	544,339	56.8%
Real estate – construction & land development	53,503	5.3%	57,717	6.0%
Equity Lines of Credit	37,888	3.7%	37,871	4.0%
Auto	64,734	6.4%	98,132	10.2%
Other	5,072	0.5%	4,931	0.5%
Total	$1,015,424	100%	$958,564	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 82% of the total loan portfolio at December 31, 2024. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”), which comprised 64% of the lending portfolio at December 31, 2024, included 27% investor-owned, 28% owner-occupied, and 9% multi-family. Concentrations by real estate type within the CRE portfolio included 15% multi-family, 12% retail, 11% mixed commercial real estate, 11% office, 7% hospitality, 7% special purpose, 6% industrial, 6% gas stations and 5% mini storage facilities, with all remaining concentrations below 5%. There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 28% of CRE loans were located in northern Nevada and 48% were located in northern California. Of the $4.1 million in non-accrual balances at December 31, 2024, approximately 38% were CRE. Of the $19.8 million in substandard balances at December 31, 2024 9% were CRE.

CRE loans consist of term loans secured by a mortgage lien on real property and include both owner occupied CRE loans as well as investor-owned loans. Investor- owned CRE loans consist of mortgage loans to finance investments in real property that may include, but are not limited to, multi-family, industrial, office, retail and other specific use properties. The primary risk characteristics in the investor-owned portfolio include impacts of overall leasing rates, absorption timelines, levels of vacancy rates and operating expenses. The Company requires collateral values in excess of the loan amounts, cash flows in excess of expected debt service requirements and equity investment in the project. The expected cash flows from all significant new or renewed income producing property commitments are stress tested to reflect the risks in varying interest rates, vacancy rates and rental rates. Inherent lending risks are monitored on a continuous basis through quarterly monitoring and the Bank’s annual underwriting process, incorporating an analysis of cash flow, collateral, market conditions and guarantor liquidity, if applicable. CRE loan policies are specific to individual product types and underwriting parameters vary depending on the risk profile of each asset class. CRE loan policies are reviewed no less than annually by management and approved by the Company’s Board of Directors to ensure they align with current market conditions and the Company’s moderate risk appetite. CRE concentration limits have been established by product type and are monitored quarterly by the Company’s Board of Directors.

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2024 and December 31, 2023, approximately 77% and 78%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s variable rate loan portfolio on December 31, 2024; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 76% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

The following table sets forth the maturity of gross loan categories as of December 31, 2024. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One	After 5
	Within	Through 5	Through 15	Due After 15
	One Year	Years	Years	Years	Total
	( in thousands)
Commercial	$27,810	$42,426	$7,206	$2	$77,444
Agricultural	68,620	41,235	8,256	755	118,866
Real estate – residential	2,645	6,547	2,329	18	11,539
Real estate – commercial	56,470	186,263	295,919	107,726	646,378
Real estate – construction & land development	9,678	5,315	6,681	31,829	53,503
Equity Lines of Credit	3,989	12,187	15,362	6,350	37,888
Auto	27,456	37,278	-	-	64,734
Other	2,277	2,739	50	6	5,072
Total	$198,945	$333,990	$335,803	$146,686	$1,015,424

Amount due after one year at fixed interest rates:

(in thousands)
Commercial	$34,918
Agricultural	1,972
Real estate – residential	3,233
Real estate – commercial	79,098
Real estate – construction & land development	2,548
Equity Lines of Credit	1,654
Auto	37,278
Other	2,587
Total	$163,288

Amount due after one year at variable interest rates:

(in thousands)
Commercial	$14,716
Agricultural	48,275
Real estate – residential	5,661
Real estate – commercial	510,810
Real estate – construction & land development	41,277
Equity Lines of Credit	32,244
Auto	-
Other	208
Total	$653,191

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics including California unemployment rates, California Housing Prices and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both December 31, 2024, and December 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2024, the Bank's nonaccrual loans in excess of $100,000 comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans also represent the subset of loans in which borrowers are experiencing financial difficulty such that an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

The following table provides selected credit ratios as of December 31, 2024, 2023 and 2022:

(dollars in thousands)	As of and for the Year Ended December 31,
	2024	2023	2022
Allowance for credit losses to total loans outstanding	1.30%	1.34%	1.18%
Allowance for credit losses	$13,196	$12,867	$10,717
Total loans outstanding	$1,015,424	$958,564	$911,949
Nonaccrual loans to total loans outstanding	0.40%	0.50%	0.13%
Nonaccrual loans	$4,105	$4,820	$1,172
Total loans outstanding	$1,015,424	$958,564	$911,949
Allowance for credit losses to nonaccrual loans	321.46%	266.95%	914.42%
Allowance for credit losses	$13,196	$12,867	$10,717
Nonaccrual loans	$4,105	$4,820	$1,172
Net charge-offs during the period to average loans outstanding:
Commercial	0.35%	0.10%	0.21%
Net charge-off during the period	$277	$79	$180
Average amount outstanding	$78,279	$75,760	$85,460
Agricultural	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$122,871	$124,798	$124,389
Real estate - residential	(0.03%)	(0.02%)	(0.02%)
Net charge-off during the period	$(4)	$(3)	$(3)
Average amount outstanding	$11,692	$14,223	$15,680
Real estate - commercial	0.00%	0.00%	0.00%
Net charge-off during the period	$(1)	$(1)	$17
Average amount outstanding	$589,551	$520,498	$445,348
Real estate - construction & land development	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$63,399	$55,034	$57,367
Equity lines of credit	(0.00%)	(0.00%)	(0.00%)
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$37,620	$36,371	$34,458
Auto	0.88%	0.79%	0.80%
Net charge-off during the period	$715	$804	$713
Average amount outstanding	$80,828	$101,800	$89,442
Other	1.16%	1.36%	0.61%
Net charge-off during the period	$59	$75	$28
Average amount outstanding	$5,073	$5,513	$4,584
Total Loans	0.11%	0.10%	0.11%
Net charge-off during the period	$1,046	$954	$935
Average amount outstanding	$989,313	$933,997	$856,728

The allowance for credit losses totaled $13.2 million at December 31, 2024, and $12.9 million at December 31, 2023. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $29,000 and $28,000 at December 31, 2024, and December 31, 2023, respectively. The allowance for credit losses as a percentage of total loans was 1.30% on December 31, 2024, and 1.34% on December 31, 2023.

The following table provides a breakdown of the allowance for credit losses:

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2024	12/31/2024	12/31/2023	12/31/2023
Commercial	$1,265	7.6%	$1,134	7.8%
Agricultural	1,802	11.7%	1,738	13.5%
Real estate – residential	102	1.1%	137	1.2%
Real estate – commercial	7,459	63.7%	6,678	56.8%
Real estate – construction & land development	815	5.3%	797	6.0%
Equity Lines of Credit	460	3.7%	439	4.0%
Auto	1,215	6.4%	1,865	10.2%
Other	78	0.5%	79	0.5%
Total	$13,196	100%	$12,867	100%

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

Nonperforming loans at December 31, 2024 were $4.1 million, a decrease of $0.7 million from $4.8 million at December 31, 2023.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	(dollars in thousands)
	2024	2023	2022
Nonaccrual loans	$4,105	$4,820	$1,172
Loans past due 90 days or more and still accruing	-	-	-
Total nonperforming loans	4,105	4,820	1,172
Other real estate owned	91	357	0
Other vehicles owned	111	138	18
Total nonperforming assets	$4,307	$5,315	$1,190
Interest income forgone on nonaccrual loans	$301	$257	$121
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-
Nonperforming loans to total loans	0.40%	0.50%	0.13%
Nonperforming assets to total assets	0.27%	0.33%	0.07%

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $1.3 million from $21.7 million on December 31, 2023, to $23.0 million on December 31, 2024. Loans classified as special mention increased by $2.7 million from $9.3 million on December 31, 2023, to $12.0 million on December 31, 2024.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on December 31, 2024, is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represent real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented one property totaling $91,000 on December 31, 2024, and one property totaling $357,000 at December 31, 2023.

Nonperforming assets as a percentage of total assets were 0.27% at December 31, 2024 and 0.33% at December 31, 2023.

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2024 and 2023, dollars in thousands:

	Year Ended December 31,
	Number	2024	Number	2023
Beginning Balance	1	$357	-	$-
Additions	1	141	2	440
Dispositions	(1)	(357)	(1)	(83)
Provision from change in OREO valuation	-	(50)	-	-
Ending Balance	1	$91	$1	$357

Investment Portfolio and Federal Reserve Balances. Total investment securities were $437.7 million as of December 31, 2024, and $489.2 million at December 31, 2023. Unrealized losses on available-for-sale investment securities totaling $35.7 million were recorded, net of $10.6 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024.  During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%. These sales and purchases were made as part of the investment restructure described earlier. No securities were sold during 2023.

The investment portfolio at December 31, 2024, consisted of $350.2 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $87.5 million. The investment portfolio at December 31, 2023 consisted of $6.9 million in U.S. Treasury securities, $351.9 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies and 244 municipal securities totaling $130.4 million.

There were no Federal funds sold at December 31, 2024, and December 31, 2023; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $47.2 million at December 31, 2024 and $52.9 million at December 31, 2023. The balance, on December 31, 2024, earns interest at the rate of 4.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2024. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency mortgage-backed securities - residential	3,615	3.46%	94,517	3.95%	130,259	4.06%	-	-%	228,391	4.00%
U.S. Government agency mortgage-backed securities - commercial	5,825	4.20%	27,037	4.47%	89,008	3.63%	-	-%	121,870	3.84%
Municipal obligations	818	3.47%	6,874	3.78%	17,186	4.56%	62,596	3.28%	87,474	3.57%
Total	$10,258	3.88%	$128,428	4.05%	$236,453	3.93%	$62,596	3.28%	$437,735	3.87%

Deposits.  Deposits totaled $1.4 billion on December 31, 2024, an increase of $37 million from December 31, 2023. The increase in deposits includes increases of $7 million in demand deposits, $53 million in money market accounts and $2 million in time deposits. Partially offsetting these increases was a $25 million decrease in savings deposits.  At December 31, 2024, 51% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

The following tables show the distribution of deposits by type at December 31, 2024 and 2023 and the average balance and rates paid on deposits for the three years ending December 31, 2024:

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2024	12/31/2024	12/31/2023	12/31/2023
Non-interest bearing	$699,401	51.0%	$692,768	51.9%
Money Market	267,582	19.5%	214,185	16.1%
Savings	309,929	22.6%	335,050	25.1%
Time	94,189	6.9%	91,652	6.9%
Total Deposits	$1,371,101	100%	$1,333,655	100%

	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
(dollars in thousands)	12/31/2024	12/31/2024	12/31/2023	12/31/2023	12/31/2022	12/31/2022
Non-interest bearing	$684,909		$726,191		$773,293

Money Market	226,372	1.09%	227,819	0.60%	254,723	0.11%
Savings	324,000	0.22%	375,377	0.21%	400,314	0.09%
Time	96,131	2.85%	74,570	2.10%	59,016	0.28%
Total interest bearing	$646,503	0.92%	$677,766	0.55%	$714,053	0.12%

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

The Company estimates that it has approximately $496 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $128 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	December 31,	December 31,
(dollars in thousands)	2024	2023
Remaining maturity:
Three months or less	$11,697	6,044
After three through six months	6,712	10,097
After six through twelve months	4,452	5,428
After twelve months	61	757
Total	$22,922	$22,326

Short-term Borrowing Arrangements.  The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $248 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $433 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2024, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets.  The Company is also eligible to borrow at the FRB Discount Window.  At December 31, 2024 the Company could borrow up to $116 million at the Discount Window secured by investment securities with a fair value of  $120 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at December 31, 2024, and December 31, 2023.

The Federal Reserve Board, on March 12, 2023, announced the creation of the Bank Term Funding Program (BTFP). The BTFP offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets where valued at par. At December 31, 2023, the Company had outstanding borrowings under the Bank Term Funding Program (BTFP) totaling $80 million. In January 2024, the Company borrowed an additional $25 million under the BTFP. During September 2024 we made a $45 million payment resulting in a balance of $60 million and in November 2024 we paid off the $60 million balance. Interest expense recognized on the BTFP borrowings for the twelve months ended December 31, 2024, and 2023 totaled $4.0 million and $527,000, respectively.

Note Payable.  On January 25, 2022 the Company replaced its $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below. During January of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes. The Company was in compliance with all covenants related to the Term Note at December 31, 2024. Interest expense recognized on the Term Note for the twelve months ended December 31, 2024 and 2023 totaled $641 thousand and $369 thousand, respectively.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $22.1 million and $23.1 million at December 31, 2024 and December 31, 2023, respectively, are secured by U.S. Government agency securities with a carrying amount of $38.5 million and $34.1 million at December 31, 2024 and December 31, 2023, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.

Junior Subordinated Deferrable Interest Debentures.  During 2002, Plumas Statutory Trust I issued 6,000 Floating Rate Capital Trust Pass-Through Securities ("Trust Preferred Securities"), with a liquidation value of $1,000 per security, for gross proceeds of $6,000,000. During 2005, Plumas Statutory Trust II issued 4,000 Trust Preferred Securities with a liquidation value of $1,000 per security, for gross proceeds of $4,000,000. The entire proceeds were invested by Trust I in the amount of $6,186,000 and Trust II in the amount of $4,124,000 in Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") issued by the Company, with identical maturity, repricing and payment terms as the Trust Preferred Securities. The Subordinated Debentures represented the sole assets of Trusts I and II.

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

Interest expense, net of the effect of interest rate swaps, recognized by the Company for the years ended December 31, 2023 and 2022 related to the subordinated debentures was $141,000 and $359,000, respectively.

Interest Rate Swaps. On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps had a 10-year maturity and fix the libor rate on the Subordinated Debentures at approximately 75 basis points. These agreements had been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  In January 2023 we terminated the swap agreements receiving $1.7 million in proceeds on termination.

Interest income recorded on these swap transactions totaled $25,000 for the year ended December 31, 2023, and $104,000 for the year ended December 31, 2022, and is reported as a component of interest expense on the Subordinated Debentures.

Capital Resources

Shareholders’ equity increased by $30.6 million from $147.3 million at December 31, 2023 to $177.9 million at December 31, 2024. The $30.6 million increase was related to net income during 2024 of $28.6 million, a decline in accumulated other comprehensive loss of $7.3 million and stock option and restricted stock activity of $1.0 million partially offset by shareholder dividends of $6.3 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.27 per share on November 15, 2024, August 15, 2024, May 15, 2024 and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules.

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2024.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2024, the Company had $155.4 million in unfunded loan commitments and no letters of credit. This compares to $174.6 million in unfunded loan commitments and $108,000 in letters of credit at December 31, 2023. Of the $155.4 million in unfunded loan commitments, $92.7 million and $62.7 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2024, $91.7 million were secured by real estate, of which $37.8 million was secured by commercial real estate and $53.9 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company’s leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and four administrative offices and owns three administrative facilities.  The expiration dates of the leases vary, with the first such lease expiring during 2025 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the years ended December 31, 2024, 2023 and 2022 was $3.1 million, $635 thousand and $611 thousand, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $248 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $433 million. The Company is also eligible to borrow at the FRB Discount Window.  At December 31, 2024 the Company could borrow up to $116 million at the Discount Window secured by investment securities with a fair value of $120 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at December 31, 2024, and December 31, 2023.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $37 million from $1.3 billion at December 31, 2023 to $1.4 billion at December 31, 2024. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $496 million in uninsured deposits which includes uninsured deposits of  Plumas Bancorp. Of this amount, $128 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

The Company’s securities portfolio, Discount Window advances, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the foreseeable future.

Subsequent Event

On January 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Cornerstone Community Bancorp (“Cornerstone”), pursuant to which Cornerstone will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). The Merger Agreement contemplates that immediately after the Merger, Cornerstone’s wholly-owned subsidiary, Cornerstone Community Bank, a California state-chartered bank, will merge with and into Plumas Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Plumas Bank as the surviving bank.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each outstanding share of Cornerstone common stock, excluding certain specified shares, will be converted into the right to receive 0.6608 shares of Plumas common stock, plus up to $9.75 in cash consideration, as may be reduced in accordance with the terms of the Merger Agreement (the “Cash Consideration”)  If Cornerstone’s  Adjusted Tangible Common Equity (as determined in accordance with the Merger Agreement) as of the month end prior to the Effective Time, as adjusted to reflect certain merger-related costs, is less than $42,586,066, then the Cash Consideration will be reduced by such difference on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time. In addition, if Cornerstone’s merger-related costs (as determined in accordance with the Merger Agreement and giving credit for any recoveries on a specific Cornerstone Bank loan) exceed $7,000,000, then the Cash Consideration will be reduced by such excess on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time.

The transaction is valued at approximately $64.6 million based on the closing price of $47.76 for Plumas shares on January 28, 2025. On a pro forma consolidated basis, the combined company would have approximately $2.3 billion in assets, $2.0 billion in deposits, $1.5 billion in loans, and operate 19 branches throughout Northern California and Western Nevada.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

On January 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Cornerstone Community Bancorp (“Cornerstone”), pursuant to which Cornerstone will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). The Merger Agreement contemplates that immediately after the Merger, Cornerstone’s wholly-owned subsidiary, Cornerstone Community Bank, a California state-chartered bank, will merge with and into Plumas Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Plumas Bank as the surviving bank.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each outstanding share of Cornerstone common stock, excluding certain specified shares, will be converted into the right to receive 0.6608 shares of Plumas common stock, plus up to $9.75 in cash consideration, as may be reduced in accordance with the terms of the Merger Agreement (the “Cash Consideration”)  If Cornerstone’s  Adjusted Tangible Common Equity (as determined in accordance with the Merger Agreement) as of the month end prior to the Effective Time, as adjusted to reflect certain merger-related costs, is less than $42,586,066, then the Cash Consideration will be reduced by such difference on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time. In addition, if Cornerstone’s merger-related costs (as determined in accordance with the Merger Agreement and giving credit for any recoveries on a specific Cornerstone Bank loan) exceed $7,000,000, then the Cash Consideration will be reduced by such excess on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time.

The transaction is valued at approximately $64.6 million based on the closing price of $47.76 for Plumas shares on January 28, 2025. On a pro forma consolidated basis, the combined company would have approximately $2.3 billion in assets, $2.0 billion in deposits, $1.5 billion in loans, and operate 19 branches throughout Northern California and Western Nevada.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm, are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2024, 2023 and 2022.

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, is effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Plumas Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and Subsidiary (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involvedour especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

elliottdavis.com

Allowance for Credit Losses - Collectively Evaluated Loans

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $1.0 billion and related allowance for credit losses of $13.2 million as of December 31, 2024. As described by the Company in Note 2 to the Company’s financial statements, the Company uses discounted cash flow method to estimate expected credit losses. In addition to its own loss experience, the Company also includes peer bank historical loss experience in its assessment of expected credit losses to determine the allowance for credit losses. The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle. Also considered were further adjustments to historical loss information to appropriately adjust for the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

We identified the Company’s estimate of the allowance for credit losses for collectively evaluated loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s determination of significant model assumptions, including the determination of qualitative factor adjustments and macroeconomic data in the reasonable and supportable forecasts. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●

We obtained an understanding of the Company’s methodology and process for establishing the allowance for credit losses, including the selection and application of forecasts and the basis for development and related adjustments of the qualitative factor component of the allowance for credit losses.

●	We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
●	We tested the computational accuracy of the model utilized to determine the allowance for credit losses by recalculating the model outputs.
●

We evaluated the relevance and the reasonableness of assumptions related to the determination of qualitative factor adjustments and the forecasting component of the ACL by comparing the data used in the model to internally developed, third‐party sources, and other audit evidence gathered.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2024.

Greenville, South Carolina

March 19, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Plumas Bancorp and Subsidiary
Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Plumas Bancorp and Subsidiary (the “Company”) as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We served as the Company’s auditor from 2013 to 2023. Such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP, by Eide Bailly LLP in 2019.

San Ramon, California

March 20, 2024

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
ASSETS

Cash and cash equivalents	$82,018,000	$85,655,000
Investment securities available for sale, net of allowance for credit losses of $0 at December 31, 2024 and 2023	437,735,000	489,181,000
Loans, less allowance for credit losses of $13,196,000 at December 31, 2024 and $12,867,000 at 2023	1,005,375,000	948,604,000
Right-of-use assets	24,334,000	2,926,000
Other real estate owned	91,000	357,000
Premises and equipment, net	12,495,000	18,948,000
Bank owned life insurance	16,519,000	16,110,000
Goodwill	5,502,000	5,502,000
Accrued interest receivable and other assets	39,257,000	43,133,000

Total assets	$1,623,326,000	$1,610,416,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$699,401,000	$692,768,000
Interest bearing	671,700,000	640,887,000

Total deposits	1,371,101,000	1,333,655,000

Repurchase agreements	22,073,000	23,054,000
Accrued interest payable and other liabilities	12,493,000	13,389,000
Borrowings	15,000,000	90,000,000
Lease liabilities	24,759,000	3,001,000

Total liabilities	1,445,426,000	1,463,099,000

Commitments and contingencies (Note 12)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 5,903,368 at December 31, 2024 and 5,871,523 at December 31, 2023	29,043,000	28,033,000
Retained earnings	174,002,000	151,748,000
Accumulated other comprehensive loss, net of taxes	(25,145,000)	(32,464,000)

Total shareholders' equity	177,900,000	147,317,000

Total liabilities and shareholders' equity	$1,623,326,000	$1,610,416,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Interest income:
Interest and fees on loans	$61,450,000	$54,999,000	$45,704,000
Interest on investment securities:
Taxable	15,308,000	11,525,000	6,409,000
Exempt from Federal income taxes	2,574,000	3,681,000	2,722,000
Other	4,993,000	4,387,000	4,923,000

Total interest income	84,325,000	74,592,000	59,758,000

Interest expense:
Interest on deposits	5,916,000	3,730,000	823,000
Interest on junior subordinated deferrable interest debentures	-	141,000	359,000
Interest on borrowings	4,676,000	896,000	-
Other	42,000	31,000	67,000

Total interest expense	10,634,000	4,798,000	1,249,000

Net interest income before provision for credit losses	73,691,000	69,794,000	58,509,000

Provision for credit losses	1,196,000	2,775,000	1,300,000

Net interest income after provision for credit losses	72,495,000	67,019,000	57,209,000

Non-interest income:
Gain on sale of buildings	19,854,000	-	-
Interchange revenue	3,130,000	3,419,000	3,401,000
Service charges	2,988,000	2,789,000	2,464,000
Loan servicing fees	756,000	872,000	893,000
Federal Home Loan Bank dividends	546,000	418,000	293,000
Earnings on bank owned life insurance policies, net	409,000	417,000	391,000
Gain on sale of loans held for sale	37,000	234,000	2,696,000
Gain on termination of swaps	-	1,707,000	-
Loss on sale of investment securities	(19,817,000)	-	-
Other	877,000	866,000	912,000

Total non-interest income	8,780,000	10,722,000	11,050,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022

Non-interest expenses:
Salaries and employee benefits	$21,744,000	$20,320,000	$17,451,000
Occupancy and equipment	7,606,000	5,302,000	4,610,000
Other	12,924,000	11,908,000	10,529,000
Total non-interest expenses	42,274,000	37,530,000	32,590,000

Income before income taxes	39,001,000	40,211,000	35,669,000

Provision for income taxes	10,382,000	10,435,000	9,225,000

Net income	$28,619,000	$29,776,000	$26,444,000

Basic earnings per common share	$4.85	$5.08	$4.53
Diluted earnings per common share	$4.80	$5.02	$4.47
Common dividends per share	$1.08	$1.00	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Net Income	$28,619,000	$29,776,000	$26,444,000
Other comprehensive income (loss):
Change in available for sale securities	(9,427,000)	8,095,000	(55,849,000)
Change in cash flow hedge	-	(295,000)	1,395,000
Reclassification adjustments for net loss (gain) included in net income	19,817,000	(1,707,000)	-
Net unrealized holding gain (loss)	10,390,000	6,093,000	(54,454,000)
Related tax effect:
Change in available for sale securities	2,787,000	(2,393,000)	16,510,000
Change in cash flow hedge	-	87,000	(412,000)
Reclassification of (loss) gain included in net income	(5,858,000)	505,000	-
Income tax effect	(3,071,000)	(1,801,000)	16,098,000
Other comprehensive income (loss)	7,319,000	4,292,000	(38,356,000)
Total comprehensive income (loss)	$35,938,000	$34,068,000	$(11,912,000)

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income (loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2022	5,816,991	$26,801,000	$105,681,000	$1,600,000	$134,082,000
Net Income	-	-	26,444,000	-	26,444,000
Other comprehensive loss	-	-	-	(38,356,000)	(38,356,000)
Grants of restricted stock	1,650	-	-		-
Exercise of stock options	31,575	309,000	-	-	309,000
Cash dividends on common stock ($0.64 per share)	-	-	(3,737,000)	-	(3,737,000)
Stock-based compensation expense	-	262,000	-	-	262,000
Balance, December 31, 2022	5,850,216	27,372,000	128,388,000	(36,756,000)	119,004,000

Cumulative change from adoption of ASU 2016-13	-	-	(554,000)	-	(554,000)
Net Income	-	-	29,776,000	-	29,776,000
Other comprehensive income	-	-	-	4,292,000	4,292,000
Exercise of stock options	22,132	339,000	-	-	339,000
Termination of restricted stock	(825)	-	-	-	-
Cash dividends on common stock ($1.00 per share)	-	-	(5,862,000)	-	(5,862,000)
Stock-based compensation expense	-	322,000	-	-	322,000
Balance, December 31, 2023	5,871,523	28,033,000	151,748,000	(32,464,000)	147,317,000

Net Income	-	-	28,619,000	-	28,619,000
Other comprehensive income				7,319,000	7,319,000
Grants of restricted stock	435	-	-		-
Exercise of stock options	31,410	508,000	-	-	508,000
Cash dividends on common stock ($1.08 per share)	-	-	(6,365,000)	-	(6,365,000)
Stock-based compensation expense	-	502,000	-	-	502,000
Balance, December 31, 2024	5,903,368	$29,043,000	$174,002,000	$(25,145,000)	$177,900,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022

Cash flows from operating activities:
Net income	$28,619,000	$29,776,000	$26,444,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,196,000	2,775,000	1,300,000
Provision from change in OREO valuation	50,000	-	-
Change in deferred loan origination costs/fees, net	(250,000)	(318,000)	(2,363,000)
Stock-based compensation expense	502,000	322,000	262,000
Depreciation and amortization	1,496,000	1,667,000	1,899,000
Amortization of investment security premiums	831,000	1,268,000	1,185,000
Accretion of discounts on investments	(1,195,000)	(761,000)	(331,000)
Net loss on sale of investment securities	19,817,000	-	-
Gain on sale of loans held for sale	(37,000)	(234,000)	(2,696,000)
Loans originated for sale	(1,230,000)	(1,736,000)	(25,707,000)
Proceeds from loan sales	757,000	5,739,000	55,356,000
Net (gain) loss on sale of OREO	(5,000)	(39,000)	37,000
Net loss on sale of other vehicles owned	131,000	28,000	54,000
Earnings on bank owned life insurance policies	(409,000)	(417,000)	(391,000)
Gain on sale of buildings	(19,854,000)	-	-
Deferred income tax	(54,000)	(702,000)	1,033,000
Decrease (increase) in accrued interest receivable and other assets	1,690,000	335,000	(1,094,000)
(Decrease) increase in accrued interest payable and other liabilities	(1,546,000)	635,000	1,897,000
Net cash provided by operating activities	30,509,000	38,338,000	56,885,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$8,950,000	$4,565,000	$830,000
Proceeds from sale of available-for-sale securities	116,285,000	-	-
Purchases of available-for-sale investment securities	(120,812,000)	(73,111,000)	(227,070,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	37,959,000	31,656,000	30,748,000
Net increase in loans	(58,264,000)	(49,764,000)	(72,883,000)
Proceeds from sale of vehicles	763,000	484,000	450,000
Proceeds from sale of other real estate	362,000	122,000	487,000
Purchases of Federal Home Loan Bank stock	-	(2,540,000)	(514,000)
Purchase of Federal Reserve Bank stock	(9,000)	(8,000)	(6,000)
Proceeds from bank owned life insurance	-	322,000	215,000
Proceeds from sale of buildings	25,690,000	-	-
Purchases of premises and equipment	(678,000)	(2,278,000)	(3,023,000)
Net cash provided by (used in) investing activities	10,246,000	(90,552,000)	(270,766,000)

Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	34,909,000	(166,620,000)	33,986,000
Net increase (decrease) in time deposits	2,537,000	42,466,000	(15,176,000)
Net (decrease) increase in securities sold under agreements to repurchase	(981,000)	4,430,000	1,341,000
Cash dividends paid on common stock	(6,365,000)	(5,862,000)	(3,737,000)
Decrease in other borrowings	(185,000,000)	-	-
Redemption of Trust Preferred Securities	-	(10,310,000)	-
Increase in other borrowings	110,000,000	90,000,000	-
Proceeds from exercise of stock options	508,000	339,000	309,000
Net cash (used in) provided by financing activities	(44,392,000)	(45,557,000)	16,723,000

Decrease in cash and cash equivalents	(3,637,000)	(97,771,000)	(197,158,000)

Cash and cash equivalents at beginning of year	85,655,000	183,426,000	380,584,000
Cash and cash equivalents at end of year	$82,018,000	$85,655,000	$183,426,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$8,574,000	$3,628,000	$1,246,000
Income taxes	$9,655,000	$12,261,000	$6,900,000

Supplemental noncash disclosures:
Real estate and vehicles acquired through foreclosure/repossession	$867,000	$1,072,000	$512,000
Lease liabilities arising from obtaining right-of-use assets	$22,588,000	$382,000	$-
Common stock retired in connection with the exercise of stock options	$78,000	$154,000	$84,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2024. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

Segment Information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business such as branches and departments, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors.  The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. All operations are domestic

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

Cash and Cash Equivalents

For the purpose of the statement of cash flows, cash and due from banks and Federal funds sold are considered to be cash equivalents. Generally, Federal funds are sold for one day periods. Cash held with other federally insured institutions in excess of FDIC limits as of December 31, 2024 was $6.7 million. Net cash flows are reported for customer loans and deposit transactions and repurchase agreements.

Investment Securities

Investments are classified into one of the following categories:

●

Available-for-sale securities reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders' equity.

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2024 and 2023 the Company did not have any investment securities classified as held-to-maturity.

●

Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. As of December 31, 2024 and 2023 the Company did not have any investment securities classified as trading.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2024, 2023 or 2022.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2024 and December 31, 2023, the Company held $6,234,000 of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank  Stock

The Bank is a member of its regional Federal Reserve Bank (FRB). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2024 and December 31, 2023, the Company held $1,380,000 and $1,371,000, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

Loans Held for Sale, Loan Sales and Servicing

Included in the loan portfolio are loans which are 75% to 90% guaranteed by the Small Business Administration (SBA), US Department of Agriculture Rural Business Cooperative Service (RBS) and Farm Services Agency (FSA). In some cases, the guaranteed portion of these loans may be sold to a third party, with the Bank retaining the unguaranteed portion. The Company can receive a premium in excess of the adjusted carrying value of the loan at the time of sale.

There were no loans held for sale on December 31, 2024 and 2023.  Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

SBA Government guaranteed loans with unpaid balances of $95,332,000 and $113,176,000 were being serviced for others at December 31, 2024 and 2023, respectively.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for credit losses. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield, to be amortized to interest income over the contractual term of the loan. The unamortized balance of deferred fees and costs is reported as a component of net loans.

Allowance for Credit Losses

To estimate the Allowance for Credit Loss (ACL), the Company elected to use the Discounted Cash Flow (DCF) methodology.  This method uses loan level repayment terms to determine expected cash flows which are then discounted by various assumptions such as prepayment or curtailment rates, Probability of Default and Loss Given Default rates.

The ACL is measured on the loan’s amortized cost over the remaining contractual lives of the loan portfolios, adjusted for industry average prepayment and curtailment rates. The Company established a 12-month term for forecasting economic conditions followed by a 24-month straight line reversion to historical average conditions as its basis for the probability of loan default.  The probability of default rate is determined by reviewing loans with similar risk characteristics that are combined to form loan pools which are statistically correlated with historical credit losses, defaults and various economic metrics, including California Unemployment rates, California Housing Prices and California Gross Domestic Product.  Pool balances that are determined to have probable default are then adjusted for expected loss given default.  The Company selected the Frye Jacobs Index as its basis for Loss Given Default. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and annual back-testing of model performance to actual realized results.

At January 1, 2023, the adoption and implementation date of ASC Topic 326, December 31, 2024, and December 31, 2023, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2024, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of December 31, 2024, and 2023, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The implementation of CECL on January 1, 2023, also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense is included in the provision for credit loss expense.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the Federal Reserve (FRB) and the Department of Financial Protection and Innovation (DFPI), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Purchased Credit Deteriorated (PCD) Loans

PCD loans are loans acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD loans are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD loans is recorded through a gross-up of reserves on the consolidated balance sheets, while the allowance for acquired non-PCD loans, such as loans, is recorded through the provision for credit losses on the consolidated statements of income, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. On December 31, 2024 and 2023, other real estate owned totaled $91,000 and $357,000 consisting of one residential real estate property. There was one commercial loan with a balance of $53,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2024 and one consumer mortgage loan with a balance of $122,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at December 31, 2023.    Proceeds from sales of other real estate owned totaled $362,000, $122,000 and $487,000 for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022 the Company recorded gains (losses) on sale of other real estate owned of $5,000, $39,000 and ($37,000), respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired. Any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for credit losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Beginning balance	$357,000	$-
Additions	141,000	440,000
Dispositions	(357,000)	(83,000)
Provision from change in OREO valuation	(50,000)	-
Ending balance	$91,000	$357,000

Goodwill and Intangible Assets

Intangible assets consist of core deposit intangibles related to the acquisition of Feather River Bancorp and branch acquisitions and are amortized on an accelerated basis method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented.

Aggregate amortization expense was $201,000, $237,000, and $284,000 for 2024, 2023 and 2022.

The gross carrying amount of intangible assets and accumulated amortization was:

	2024		2023
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$2,263,000	$1,472,000	$2,263,000	$1,271,000

Estimated amortization expense for each of the next five years is $172,000, $153,000, $138,000, $120,000 and $87,000.

Goodwill totaling $5,502,000 was recorded on July 1, 2021, related to the acquisition of Feather River Bancorp. Goodwill is not amortized but is evaluated for impairment at least annually including during the fourth quarter of 2024. The Company did not recognize impairment during the years ended  December 31, 2024, 2023 and 2022.

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

Most of our revenue-generating transactions are not subject to Topic 606, including revenue generated from financial instruments, such as our loans and investment securities. The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed, charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The following are descriptions of significant revenues within the scope of ASC 606.

Deposit service charges

The Company earns fees from its deposit customers for account maintenance, transaction-based and overdraft services. Account maintenance fees consist primarily of account fees and analyzed account fees charged on deposit accounts on a monthly basis. The performance obligation is satisfied, and the fees are recognized on a monthly basis as the service period is completed. Transaction-based fees on deposit accounts are charged to deposit customers for specific services provided to the customer, such as non-sufficient funds fees, overdraft fees, and wire fees. The performance obligation is completed as the transaction occurs and the fees are recognized at the time each specific service is provided to the customer.

Debit and ATM interchange fees

Debit and ATM interchange income represent fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2024 and 2023.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains on cash flow hedges which are also recognized as separate components of equity. The amount reclassified out of other accumulated comprehensive income relating to realized losses on securities available for sale was $19,817,000, $0 and $0 for 2024, 2023 and 2022, with the related tax benefit of $5,858,000, $0 and $0, respectively. During 2023 the amount reclassified out of other accumulated comprehensive income relating to realized gains on our cash flow hedges was $1,707,000 with the related tax expense of $505,000.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock based compensation plans, net of related tax benefit, recorded in 2024, 2023 and 2022 totaled $450,000, $300,000 and $224,000 or $0.08, $0.05 and $0.04 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

During the twelve months ended December 31, 2024, and 2022 the Company granted options to purchase 107,200 and 117,200 shares, respectively of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

	2024	2022
Expected life of stock options (in years)	6.2	6.1
Risk free interest rate	3.98%	2.96%
Annualized Volatility	32.3%	31.8%
Dividend yields	3.17%	2.06%
Weighted-average fair value of options granted during the year	$9.25	$8.85

During 2024 the Company granted 435 shares of restricted stock with a fair value of $46.04 per share and which fully vested on December 31, 2024, resulting in compensation costs during 2024 of $20,000. During 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during 2024 was $89,000.  During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. Compensation costs related to these shares during 2023 and 2022 totaled $4,000 and $21,000, respectively.  Of the 1,650 restricted stock shares issued, 825 are fully vested and 825 were terminated in 2023.

No options, restricted stock units or restricted stock were granted in 2023.

Pending Accounting Pronouncements

Accounting Standards Update 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”): In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024, Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements

Accounting Standards Update 2024-02 “Codification Improvements” (“ASU 2024-02): In March 2024, the FASB issued amendments to the Codification that remove references to various FASB Concepts Statements. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, the FASB amended the Income Statement—Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Impact of Recently Issued Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 was effective January 1, 2024 and did not have a significant impact on the Company’s financial statements.

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

Level 3: Model based techniques that use one significant assumption not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management's judgment and estimation which may be significant.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2024 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$82,018,000	$82,018,000	$-	$-	$82,018,000
Investment securities	437,735,000	-	437,735,000	-	437,735,000
Loans, net	1,005,375,000	-	-	981,114,000	981,114,000
FHLB stock	6,234,000	-	-	-	N/A
FRB Stock	1,380,000	-	-	-	N/A
Financial liabilities:
Deposits	1,371,101,000	1,276,912,000	-	94,161,000	1,371,073,000
Repurchase agreements	22,073,000	-	22,073,000	-	22,073,000
Borrowings	15,000,000	-	-	13,967,000	13,967,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2023 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Cash and cash equivalents	$85,655,000	$85,655,000	$-	$-	$85,655,000
Investment securities	489,181,000	-	489,181,000	-	489,181,000
Loans, net	948,604,000	-	-	923,500,000	923,500,000
FHLB stock	6,234,000	-	-	-	N/A
FRB Stock	1,371,000	-	-	-	N/A
Financial liabilities:
Deposits	1,333,655,000	1,242,003,000		92,311,000	1,334,314,000
Repurchase agreements	23,054,000	-	23,054,000	-	23,054,000
Borrowings	90,000,000	-	-	86,100,000	86,100,000

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Loans - Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.

Deposits - The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits was estimated based on a discounted cash flow technique using Level 3 inputs appropriate to the contractual maturity.

Repurchase agreements - The fair value of the repurchase agreement is based on Level 2 inputs. The primary inputs used in the valuation include the market interest rate and the credit quality of the underlying securities.

Borrowings - The cash flows were calculated using the contractual features of the borrowing and then discounted using observable market.

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

Fair Value of Financial Instruments (continued)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 are summarized below:

		Fair Value Measurements at
		December 31, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	228,391,000	-	228,391,000	-
U.S. Government agencies collateralized by mortgage obligations-commercial	121,870,000	-	121,870,000	-
Obligations of states and political subdivisions	87,474,000	-	87,474,000	-
	$437,735,000	$-	$437,735,000	$-

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

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing. There were no changes in the valuation techniques used during 2024 or 2023. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income (loss).

 PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS (Continued)

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024, are summarized below:

Fair Value Measurements at December 31, 2024 Using:
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$1

Other Real Estate:
RE – Residential	$91	$-	$-	$91	$50

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

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges of $1,000 were recognized during the twelve months ended December 31, 2024, related to the above collateral dependent loan. Impairment charges of $28,000 were recognized during the twelve months ended December 31, 2023, related to the above collateral dependent loan. The collateral-dependent loans at December 31, 2024 and December 31, 2023 consist solely of one loan which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024 and 2023 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	12/31/2024	12/31/2023	Technique	Significant Unobservable Input	12/31/2024	12/31/2023
Collateral-dependent loans
Commercial	$24	$27	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	45%	48%

Other Real Estate:
RE – Residential	$91	$357	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	11%

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2024 and 2023 consisted of the following:

Available-for-Sale	2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$243,709,000	$138,000	$(15,456,000)	$228,391,000
U.S. Government agencies collateralized by mortgage obligations-commercial	133,749,000	77,000	(11,956,000)	121,870,000
Obligations of states and political subdivisions	95,975,000	315,000	(8,816,000)	87,474,000
	$473,433,000	$530,000	$(36,228,000)	$437,735,000

Unrealized losses on available-for-sale investment securities totaling $35,698,000 were recorded, net of $10,552,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024. During the twelve months ended December 31, 2024, the Company sold 157 available-for-sale investment securities for proceeds of $116,285,000 recording a $19,817,000 net loss on sale. The Company realized a gain on sale from ten of these securities totaling $115,000 and a loss on sale of 147 securities totaling $19,932,000.

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

Investment securities with unrealized losses at December 31, 2024 are summarized and classified according to the duration of the loss period as follows:

December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$107,328,000	$1,917,000	$94,506,000	$13,539,000	$201,834,000	$15,456,000
U.S. Government agencies collateralized by mortgage obligations-commercial	55,921,000	926,000	57,735,000	11,030,000	113,656,000	11,956,000
Obligations of states and political subdivisions	18,938,000	250,000	48,460,000	8,566,000	67,398,000	8,816,000
	$182,187,000	$3,093,000	$200,701,000	$33,135,000	$382,888,000	$36,228,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2024, the Company held 310 securities of which 73 were in a loss position for less than twelve months and 178 were in a loss position for twelve months or more. Of the 251 securities in a loss position 87 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 43 are U.S. Government agencies collateralized by commercial mortgage obligations and 121 are obligations of states and political subdivisions.

Unrealized losses on investments in obligations of U.S. government agencies and U.S. government sponsored agencies are caused by interest rate increases.

Obligations of states and political subdivisions: Management reviewed the collectability of the obligations of the states and political subdivisions taking into consideration such factors as the financial condition of the issuers, credit ratings, and other information. Management believes the unrealized losses on the obligations of states and political subdivisions are attributable to changes in the investment spreads and interest rates and not changes in the credit quality of the issuers.

The amortized cost and estimated fair value of investment securities at December 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Under one year	$820,000	$818,000
After one year through five years	6,978,000	6,874,000
After five years through ten years	17,505,000	17,186,000
After ten years	70,672,000	62,596,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	243,709,000	228,391,000
U.S. Government agencies collateralized by mortgage obligations-commercial	133,749,000	121,870,000
	$473,433,000	$437,735,000

Investment securities with amortized costs totaling $225,313,000 and $316,733,000 and estimated fair values totaling $212,001,000 and $285,534,000 at December 31, 2024 and 2023, respectively, were pledged to secure deposits, repurchase agreements and on December 31, 2023 borrowings under the Bank Term Funding Program (BTFP). In addition, on December 31, 2024, investment securities with amortized costs totaling $131,876,000 and estimated fair values totaling $120,060,000 were pledged at the Federal Reserve Bank Discount Window.  No borrowings were outstanding on December 31, 2024 and 2023, at the Discount Window.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2024, 2023 or 2022. There were no securities classified as held-to-maturity at December 31, 2024 or December 31, 2023.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below:

	December 31,
	2024	2023
Commercial	$77,444,000	$74,271,000
Agricultural	118,866,000	129,389,000
Real estate – residential	11,539,000	11,914,000
Real estate – commercial	646,378,000	544,339,000
Real estate – construction & land development	53,503,000	57,717,000
Equity lines of credit (Equity LOC)	37,888,000	37,871,000
Auto	64,734,000	98,132,000
Other	5,072,000	4,931,000
Subtotal	1,015,424,000	958,564,000
Deferred loan costs, net	3,147,000	2,907,000
Loans, amortized cost basis	1,018,571,000	961,471,000
Allowance for credit losses	(13,196,000)	(12,867,000)
Loans, net	$1,005,375,000	$948,604,000

Salaries and employee benefits totaling $2,697,000, $2,283,000 and $3,445,000 have been deferred as loan origination costs during the years ended December 31, 2024, 2023 and 2022, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at December 31, 2024:

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$19,885	$12,642	$12,042	$8,405	$1,658	$6,886	$13,232	$-	$74,750
Special Mention	-	-	157	444	-	36	513	-	1,150
Substandard	61	244	1,050	365	469	30	75	-	2,294
Total Commercial loans	$19,946	$12,886	$13,249	$9,214	$2,127	$6,952	$13,820	$-	$78,194
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Agricultural
Pass	$6,421	$9,331	$14,290	$11,389	$14,252	$28,075	$13,356	$-	$97,114
Special Mention	518	53	1,159	358	1,307	1,639	534	-	5,568
Substandard	-	2,710	4,606	3,252	78	1,281	4,501	-	16,428
Total Agricultural	$6,939	$12,094	$20,055	$14,999	$15,637	$30,995	$18,391	$-	$119,110
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$632	$1,105	$-	$2,064	$2,355	$4,639	$520	$-	$11,315
Substandard	-	-	-	-	-	253	-	-	253
Total Real Estate - Residential	$632	$1,105	$-	$2,064	$2,355	$4,892	$520	$-	$11,568
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$90,579	$92,735	$137,607	$82,627	$73,405	$154,466	$7,142	$-	$638,561
Special Mention	-	-	171	-	-	4,460	450	-	5,081
Substandard	-	-	628	-	921	1,760	-	-	3,309
Total Real Estate -Commercial	$90,579	$92,735	$138,406	$82,627	$74,326	$160,686	$7,592	$-	$646,951
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$21,110	$15,244	$11,054	$3,767	$947	$843	$-	$-	$52,965
Special Mention	-	-	210	-	-	-	-	-	210
Substandard	110	-	-	-	-	-	-	-	110
Total Real Estate -Construction	$21,220	$15,244	$11,264	$3,767	$947	$843	$-	$-	$53,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,622	$3,483	$38,105
Substandard	-	-	-	-	-		371	279	650
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,993	$3,762	$38,755
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,627	$131,057	$174,993	$108,252	$92,617	$194,909	$68,872	$3,483	$912,810
Special Mention	518	53	1,697	802	1,307	6,135	1,497	-	12,009
Substandard	171	2,954	6,284	3,617	1,468	3,324	4,947	279	23,044
Total	$139,316	$134,064	$182,974	$112,671	$95,392	$204,368	$75,316	$3,762	$947,863
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Auto
Performing	$-	$23,163	$22,361	$10,426	$4,779	$4,063	$-	$-	$64,792
Non-performing	-	147	241	187	129	88	-	-	792
Total Auto	$-	$23,310	$22,602	$10,613	$4,908	$4,151	$-	$-	$65,584
Current period gross charge-offs	$-	$389	$598	$262	$171	$223	$-	$-	$1,643

Other
Performing	$2,433	$1,245	$799	$318	$88	$5	$157	$-	$5,045
Non-performing	-	48	24	3	2	-	2	-	79
Total Other	$2,433	$1,293	$823	$321	$90	$5	$159	$-	$5,124
Current period gross charge-offs	$-	$9	$35	$31	$6	$12	$1	$-	$94

Total
Performing	$2,433	$24,408	$23,160	$10,744	$4,867	$4,068	$157	$-	$69,837
Non-performing	-	195	265	190	131	88	2	-	871
Total	$2,433	$24,603	$23,425	$10,934	$4,998	$4,156	$159	$-	$70,708
Total Loans	$141,749	$158,667	$206,399	$123,605	$100,390	$208,524	$75,475	$3,762	$1,018,571
Total gross charge-offs	$-	$484	$676	$293	$177	$257	$152	$-	$2,039

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - as of December 31, 2023
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$15,549	$18,995	$11,603	$3,472	$4,291	$5,165	$13,079	$-	$72,154
Special Mention	-	-	302	-	31	68	170	-	571
Substandard	-	1,532	289	340	-	24	23	-	2,208
Total Commercial loans	$15,549	$20,527	$12,194	$3,812	$4,322	$5,257	$13,272	$-	$74,933
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Agricultural
Pass	$12,028	$17,382	$13,182	$15,550	$11,495	$20,704	$18,925	$-	$109,266
Special Mention	1,852	813	97	1,017	16	817	621	-	5,233
Substandard	6,226	6,878	1,075	-	752	248	-	-	15,179
Total Agricultural	$20,106	$25,073	$14,354	$16,567	$12,263	$21,769	$19,546	$-	$129,678
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$1,127	$-	$2,143	$2,447	$524	$4,676	$201	$-	$11,118
Substandard	-	-	-	-	59	765	-	-	824
Total Real Estate - Residential	$1,127	$-	$2,143	$2,447	$583	$5,441	$201	$-	$11,942
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,595	$115,890	$90,436	$76,401	$40,256	$133,958	$6,246	$-	$537,782
Special Mention	-	-	-	199	-	3,316	-	-	3,515
Substandard	-	12	-	281	353	2,271	-	-	2,917
Total Real Estate -Commercial	$74,595	$115,902	$90,436	$76,881	$40,609	$139,545	$6,246	$-	$544,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Total Real Estate -Construction	$18,878	$30,825	$3,717	$1,672	$619	$281	$1,368	$-	$57,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$35,122	$3,018	$38,140
Substandard	-	-	-	-	-	-	319	254	573
Total Equity LOC	$-	$-	$-	$-	$-	$-	$35,441	$3,272	$38,713
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$122,177	$183,092	$121,081	$99,542	$57,185	$164,784	$74,941	$3,018	$825,820
Special Mention	1,852	813	399	1,216	47	4,201	791	-	9,319
Substandard	6,226	8,422	1,364	621	1,164	3,308	342	254	21,701
Total	$130,255	$192,327	$122,844	$101,379	$58,396	$172,293	$76,074	$3,272	$856,840
Current period gross charge-offs	$-	$34	$40	$14	$-	$10	$25	$-	$123

Auto
Performing	$31,880	$31,913	$16,246	$8,554	$6,329	$3,689	$-	$-	$98,611
Non-performing	167	228	179	210	228	37	-	-	1,049
Total Auto	$32,047	$32,141	$16,425	$8,764	$6,557	$3,726	$-	$-	$99,660
Current period gross charge-offs	$-	$367	$569	$237	$255	$122	$-	$-	$1,550

Other
Performing	$2,411	$1,354	$719	$252	$57	$15	$159	$-	$4,967
Non-performing	-	4	-	-	-	-	-	-	4
Total Other	$2,411	$1,358	$719	$252	$57	$15	$159	$-	$4,971
Current period gross charge-offs	$-	$70	$33	$9	$12	$3	$2	$-	$129

Total
Performing	$34,291	$33,267	$16,965	$8,806	$6,386	$3,704	$159	$-	$103,578
Non-performing	167	232	179	210	228	37	-	-	1,053
Total	$34,458	$33,499	$17,144	$9,016	$6,614	$3,741	$159	$-	$104,631
Total Loans	$164,713	$225,826	$139,988	$110,395	$65,010	$176,034	$76,233	$3,272	$961,471
Total gross charge-offs	$-	$471	$642	$260	$267	$135	$27	$-	$1,802

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	December 31, 2024			December 31, 2023
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$302	$355	$-	$75	$132	$-
Agricultural	567	567	-	2,066	2,066	-
Real estate – residential	83	83	-	223	223	-
Real estate – commercial	1,579	1,579	-	774	774	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	650	650	-	572	572	-
Auto	792	792	-	1,049	1,049	-
Other	77	79	-	4	4	-
Total Gross Loans	$4,050	$4,105	$-	$4,763	$4,820	$-

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

At December 31, 2024, there was one nonaccrual commercial loan with an amortized cost of $55,000 that had allowance for credit losses totaling $29,000. At December 31, 2023, this same loan had an amortized cost of $57,000 and an allowance for credit losses totaling $28,000.  No income was recognized on nonaccrual loans accounted on a cash basis during the twelve months ended December 31, 2024, or the year ended December 31, 2023.

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the twelve months ended December 31, 2024, 2023 and 2022.

	December 31, 2024	December 31, 2023	December 31, 2022
Commercial	$15,000	$7,000	$6,000
Agricultural	29,000	153,000	-
Real estate - residential	9,000	-	4,000
Real estate - commercial	52,000	38,000	1,000
Equity Lines of Credit	14,000	6,000	-
Auto	26,000	40,000	32,000
Other	2,000	2,000	1,000
Total	$147,000	$246,000	$44,000

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$245	$-	$-	$-	$-	$-	$245
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	739	53	652	50	1,494
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-		173	-	173
Total	$245	$535	$739	$53	$825	$50	$2,447

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2023, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$55	$-	$-	$-	$-		$55
Agricultural	-	2,066	-	-	-	-	2,066
Real estate – residential	-	-	-	122	-	-	122
Real estate – commercial	-	-	634	-	28	-	662
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	105	190	-	295
Total	$55	$2,066	$634	$227	$218	$-	$3,200

The following table presents the amortized cost basis of loans on December 31, 2024, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$982	1.26%
Agricultural	10,017	8.41%
Total	$10,999	1.08%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  December 31, 2024:

Weighted-Average Term Extension (in months)
Commercial	58.3
Agricultural	6.1
Total	10.7

The following table presents the amortized cost basis of loans on December 31, 2023, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$1,531	2.04%
Agricultural	5,715	4.41%
Total	$7,246	0.75%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  December 31, 2023:

Weighted-Average Term Extension (in months)
Commercial	6
Agricultural	9
Total	8.4

Loans with payment defaults by borrowers experiencing financial difficulty during the twelve months ended December 31, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $4.3 million in agricultural loans which were not past due at December 31, 2024, and one commercial loan totaling $30,000 which was 70 days past due at December 31, 2024. There were no loans payment defaults by borrowers experiencing financial difficulty during the twelve months ended December 31, 2023, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
December 31, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,074	$533	$-	$355	$1,962	$76,232	$78,194
Agricultural	273	-	-	567	840	118,270	119,110
Real estate – residential	348	319	-	83	750	10,818	11,568
Real estate – commercial	1,954	82	-	1,579	3,615	643,336	646,951
Real estate - construction & land	2,133	-	-	-	2,133	51,152	53,285
Equity Lines of Credit	1,416	189	-	650	2,255	36,500	38,755
Auto	1,251	242	-	792	2,285	63,299	65,584
Other	72	7	-	79	158	4,966	5,124
Total	$8,521	$1,372	$-	$4,105	$13,998	$1,004,573	$1,018,571

					Total
December 31, 2023			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$21	$254	$-	$132	$407	$74,526	$74,933
Agricultural	82	-	-	2,066	2,148	127,530	129,678
Real estate – residential	348	423	-	223	994	10,948	11,942
Real estate - commercial	587	-	-	774	1,361	542,853	544,214
Real estate - construction & land	-	-	-	-	0	57,360	57,360
Equity Lines of Credit	473	53	-	572	1,098	37,615	38,713
Auto	1,729	405	-	1,049	3,183	96,477	99,660
Other	19	3	-	4	26	4,945	4,971
Total	$3,259	$1,138	$-	$4,820	$9,217	$952,254	$961,471

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/24:
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(302)	-	-	-	-	-	(1,643)	(94)	(2,039)
Recoveries	25	-	4	1	-	-	928	35	993
Provision	408	64	(39)	780	18	21	65	58	1,375
Ending balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196

Year ended 12/31/23:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	$354	$148	$2	$1,488	$(951)	$(421)	$9	$(100)	$529
Charge-offs	(123)	-	-	-	-	-	(1,550)	(129)	(1,802)
Recoveries	44	-	3	1	-	-	746	54	848
Provision	(33)	504	(6)	209	248	173	1,371	109	2,575
Ending balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867

Year ended 12/31/22:
Allowance for credit losses
Beginning balance	$1,074	$791	$168	$4,549	$1,325	$426	$1,911	$108	$10,352
Charge-offs	(207)	-	-	(19)	-	-	(1,195)	(40)	(1,461)
Recoveries	27	-	3	2	-	-	482	12	526
Provision	(2)	295	(33)	448	175	261	91	65	1,300
Ending balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717

The following tables summarize the activity in the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities for the twelve months ended December 31, 2024, and 2023.

Twelve months ended:	December 31, 2024	December 31,2023
Beginning balance	$799	$341
Impact of CECL adoption	-	258
Recovery of provision for credit losses	(179)	-
Provision for credit losses	-	200
Ending balance	$620	$799

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2024	2023

Land	$2,447,000	$4,570,000
Premises	12,909,000	23,359,000
Furniture, equipment and leasehold improvements	7,693,000	7,630,000
Total	23,049,000	35,559,000
Less accumulated depreciation and amortization	(10,554,000)	(16,611,000)
Premises and equipment, net	$12,495,000	$18,948,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,295,000, $1,430,000 and $1,347,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2024	2023

Money market	$267,582,000	$214,185,000
Savings	309,929,000	335,050,000
Time, $250,000 or more	40,672,000	37,607,000
Other Time	53,517,000	54,045,000
Interest-bearing deposits	$671,700,000	$640,887,000

At December 31, 2024, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2025	$88,173,000
2026	3,478,000
2027	1,386,000
2028	877,000
2029	235,000
thereafter	40,000
$94,189,000

Deposit overdrafts reclassified as loan balances were $524,000 and $309,000 at December 31, 2024 and 2023, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $22,073,000 and $23,054,000 at December 31, 2024 and 2023, respectively, are secured by U.S. Government agency securities with a carrying amount of $38,461,000 and $34,100,000 at December 31, 2024 and 2023, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2024 and 2023 is summarized as follows:

	2024	2023
Average daily balance during the year	$19,001,000	$18,572,000
Average interest rate during the year	0.19%	0.15%
Maximum month-end balance during the year	$22,073,000	$23,054,000
Weighted average interest rate at year-end	0.19%	0.20%

9.	BORROWING ARRANGEMENTS

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $248 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $433 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2024, the Company held $6.2 million of FHLB stock which is recorded as a component of other assets. At December 31, 2024 the Company could borrow up to $116 million at the Federal Reserve Bank (FRB) Discount Window secured by investment securities with amortized costs totaling $131,876,000 and estimated fair values totaling $120,060,000.  No borrowings were outstanding on December 31, 2024 and 2023, at the Discount Window.

The Company was also eligible to participate in the Bank Term Lending Program. The Federal Reserve Board, on March 12, 2023, announced the creation of a new Bank Term Funding Program (BTFP). The BTFP offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. The FRB ceased making new loans under the BTFP on March 11, 2024.  At December 31, 2024 the Company had no borrowings under the BTFP.  At December 31, 2023, the Company had outstanding borrowings under the BTFP totaling $80 million, secured by $107 million in par value of securities pledged as collateral under the BTFP.  Interest expense recognized on the BTFP for the twelve months ended December 31, 2024, totaled $4.0 million and $527,000, respectively.

In addition to its FHLB borrowing line and collateralized borrowings at the FRB Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at December 31, 2024, and December 31, 2023.

On January 25, 2022 the Company replaced its $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035 and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit.  Beginning on year four the Term Note converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and used the proceeds to redeem its Trust Preferred securities as described below. During January of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes, resulting in an ending balance at December 31, 2024, of $15 million. The Company was in compliance with all covenants related to the Term Note at December 31, 2024. Interest expense recognized on the Term Note for the twelve months ended December 31, 2024, and 2023 totaled $641,000 and $369,000, respectively.

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

Interest expense, net of the effect of interest rate swaps, recognized by the Company for the years ended December 31, 2024, 2023 and 2022 related to the subordinated debentures was $0, $141,000 and $359,000, respectively.

11.	DERIVATIVES

Interest Rate Swaps Designated as Cash Flow Hedges: On May 26, 2020 we entered into two separate interest rate swap agreements with notional amounts totaling $10 million, effectively converting the $10 million in Subordinated Debentures to fixed obligations.  The swaps had a 10-year maturity and fix the labor rate on the Subordinated Debentures at approximately 75 basis points. These agreements had been designated and qualify as cash flow hedging instruments and, as such, changes in the fair value are recorded in accumulated other comprehensive income/loss to the extent the agreements are effective hedges. The swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  In January 2023 we terminated the swap agreements receiving $1.7 million in proceeds on termination.

Interest income recorded on these swap transactions totaled $25,000 for the year ended December 31, 2023, and $104,000 for the year ended December 31, 2022, and is reported as a component of interest expense on the Subordinated Debentures.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases

On January 19, 2024, Plumas Bank entered into an agreement for the purchase and sale of real property (the “Sale Agreement”). The Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by Plumas Bank as branches for an aggregate cash purchase price of approximately $25.7 million. The sale was completed on February 14, 2024 resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million.

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

The Company leases two lending offices, eleven branch offices including the nine branches sold and leased back in 2024, the land under our Yuba City branch, two administrative offices and three standalone ATM locations. The branch office leases and the land lease have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, they are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases, two administrative office leases, the land lease and one of the lending office leases are classified as operating leases while the remaining leases are all short-term leases.  Right of use assets totaling $24,334,000 and $2,926,000 at December 31, 2024 and 2023, respectively were included on the consolidated balance sheets. Lease liabilities totaling $24,759,000 and $3,001,000 at December 31, 2024 and 2023, respectively were included on the consolidated balance sheets.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company’s weighted average incremental borrowing rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 8.3%.

The following table presents a maturity analysis of the operating lease liability at December 31, 2024:

Maturities of
Lease Liabilities
Year ended December 31, 2025	$2,910,000
Year ended December 31, 2026	2,838,000
Year ended December 31, 2027	2,764,000
Year ended December 31, 2028	2,710,000
Year ended December 31, 2029	2,765,000
Thereafter	29,076,000
43,063,000
Less: Present value discount	(18,304,000)
Lease Liability December 31, 2024	$24,759,000

The weighted-average remaining lease term is 14.3 years.

Total lease costs for the year ended December 31, 2024 were $3,064,000 consisting of $3,004,004 related to operating leases, $29,000 related to short-term leases and variable lease expense of $31,000. Total lease costs for the year ended December 31, 2023 were $635,000 consisting of $564,000 related to operating leases, $35,000 related to short-term leases and variable lease expense of $36,000. Total lease costs for the year ended December 31, 2022 were $611,000 consisting of $535,000 related to operating leases, $50,000 related to short-term leases and variable lease expense of $26,000. Cash paid on operating leases was $2,655,000 and $539,000 for the years ended December 31, 2024 and 2023, respectively.

Rental expense included in occupancy and equipment expense totaled $3,033,000, $599,000 and $585,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following financial instruments represent off-balance-sheet credit risk, in thousands:

	December 31,
	2024	2023
Commitments to extend credit	$155,391	$174,621
Letters of credit	$-	$108

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2024 and 2023. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2024, consumer loan commitments represent approximately 6% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 38% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 56% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2024, the maximum amount available for dividend distribution under this restriction was $58,197,000. The Company paid a quarterly cash dividend of $0.27 per share on November 15, 2024, August 15, 2024, May 15, 2024 and February 15, 2024, and a quarterly cash dividend of $0.25 per share on November 15, 2023, August 15, 2023, May 15, 2023, and February 15, 2023.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Net Income:
Net income	$28,619	$29,776	$26,444
Earnings Per Share:
Basic earnings per share	$4.85	$5.08	$4.53
Diluted earnings per share	$4.80	$5.02	$4.47
Weighted Average Number of Shares Outstanding:
Basic shares	5,895	5,863	5,840
Effect of dilutive of stock options and restricted stock	73	71	72
Diluted shares	5,968	5,934	5,912

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 5,860, 101,994 and 118,850 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 131,847 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the plan.

During the years ended December 31, 2024, and December 31, 2022, 107,200 and 117,200 options, respectively were granted under the 2022 plan. There were no options granted during the year ended December 31, 2023, under the 2022 plan. There were no options granted during the years ended December 31, 2024, 2023, and 2022 under the 2013 plan.

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2022	223,617	$19.71
Options exercised	(33,700)	$11.66
Options outstanding at December 31, 2022	189,917	$21.14
Options exercised	(24,400)	$18.59
Options outstanding at December 31, 2023	165,517	$21.52
Options cancelled	(1,600)	$24.40
Options exercised	(32,070)	$17.03
Options outstanding at December 31, 2024	131,847	$22.58	2.3	$3,254,383
Options exercisable at December 31, 2024	131,847	$22.58	2.3	$3,254,383

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2022	-	-
Options granted	117,200	$31.00
Options outstanding at December 31, 2022	117,200	$31.00
Options cancelled	(10,400)	$31.00
Options exercised	(1,300)	$31.00
Options outstanding at December 31, 2023	105,500	$31.00
Options granted	107,200	$34.07
Options cancelled	(1,200)	$34.07
Options exercised	(1,300)	$31.00
Options outstanding at December 31, 2024	210,200	$32.55	9.0	$3,092,042
Options exercisable at December 31, 2024	43,600	$31.00	8.8	$708,936
Expected to vest after December 31, 2024	155,388	$32.95	9.1	$2,223,602

Information related to the stock options plans during the twelve months ended December 31, 2024, and 2023.

	2024	2023
Fair value of options vested	$199,000	$349,000
Intrinsic value of options exercised	$700,000	$484,000
Cash received from option exercises	$508,000	$339,000
Tax benefit from option exercises	$83,000	$75,000
Compensation cost	$393,000	$318,000
Tax benefit associated with compensation cost	$51,000	$22,000

As of December 31, 2024, there was $1.3 million of total unrecognized compensation cost related to non-vested, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.5 years.  As of December 31, 2024, there was no unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Restricted Stock and Restricted Stock Units

During the twelve months ended December 31, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the twelve months ended December 31, 2024, was $89,000. As of December 31, 2024, there was $14,000 of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted average period of 1.7 months.

During 2024 the Company granted 435 shares of restricted stock with a fair value of $46.04 per share and which fully vested on December 31, 2024, resulting in compensation costs during 2024 of $20,000. During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. 825 of these shares were terminated during 2023 and 825 were fully vested on December 31, 2023. Compensation costs related to these shares during the twelve months ended December 2024, 2023, and 2022 totaled $0, $4,000 and $21,000, respectively. On  December 31, 2024, and 2023, there was no unrecognized compensation cost related to restricted stock.

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

In July 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2024, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

December 31, 2023
Common Equity Tier 1 Ratio	$179,194	15.7%	$51,294	4.5%	$74,092	6.5%
Tier 1 Leverage Ratio	179,194	10.8%	66,348	4.0%	82,935	5.0%
Tier 1 Risk-Based Capital Ratio	179,194	15.7%	68,392	6.0%	91,190	8.0%
Total Risk-Based Capital Ratio	192,860	16.9%	91,190	8.0%	113,987	10.0%

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

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Outside service fees	$4,576,000	$4,496,000	$4,057,000
Professional fees	1,407,000	1,258,000	1,282,000
Advertising and promotion	1,030,000	941,000	673,000
Armored car and courier	876,000	767,000	675,000
Telephone and data communications	780,000	806,000	770,000
Deposit insurance	750,000	737,000	528,000
Director compensation, education and retirement	728,000	763,000	606,000
Business development	680,000	615,000	506,000
Loan collection costs	388,000	423,000	274,000
Amortization of Core Deposit Intangible	201,000	237,000	284,000
Other operating expense	1,508,000	865,000	874,000
Other non-interest expense	$12,924,000	$11,908,000	$10,529,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following:

2024	Federal	State	Total
Current	$6,896,000	$3,540,000	$10,436,000
Deferred	75,000	(129,000)	(54,000)
Provision for income taxes	$6,971,000	$3,411,000	$10,382,000

2023	Federal	State	Total
Current	$7,310,000	$3,827,000	$11,137,000
Deferred	(582,000)	(120,000)	(702,000)
Provision for income taxes	$6,728,000	$3,707,000	$10,435,000

2022	Federal	State	Total
Current	$5,398,000	$2,794,000	$8,192,000
Deferred	686,000	347,000	1,033,000
Provision for income taxes	$6,084,000	$3,141,000	$9,225,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:

Allowance for credit losses	$3,714,000	$3,449,000
Deferred compensation	1,166,000	1,127,000
State taxes	734,000	804,000
Premises and equipment	190,000	619,000
Unrealized loss on available-for-sale investment securities	10,552,000	13,625,000
Lease Liability	6,968,000	860,000
Other	1,144,000	815,000
Total deferred tax assets	24,468,000	21,299,000

Deferred tax liabilities:

Deferred loan costs	(1,397,000)	(1,259,000)
Purchase accounting adjustments	(249,000)	(306,000)
Right-of-use assets	(6,849,000)	(840,000)
Other	(241,000)	(143,000)
Total deferred tax liabilities	(8,736,000)	(2,548,000)
Net deferred tax assets	$15,732,000	$18,751,000

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

At December 31, 2024 total deferred tax assets were approximately $24,468,000 and total deferred tax liabilities were approximately $8,736,000 for a net deferred tax asset of $15,732,000. The Company’s deferred tax assets primarily relate to timing differences in the tax deductibility of unrealized losses on investment securities, deprecation on premises and equipment, the provision for credit losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2024 and 2023 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The Company recognized, as components of tax expense, tax credits and other tax benefits, and amortization expense relating to our investment in Qualified Affordable House Projects as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Tax credits and other tax benefits - decrease in tax expense	$305,928	$142,691	$33,305
Amortization - increase in tax expense	$237,753	$93,012	$19,474

The carrying value of Low-Income Housing Tax Credit Funds was $2,150,000 and $2,388,000 as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company has committed to make additional capital contributions to the Low-Income Housing Tax Credit Funds in the amount of $1,277,000, and these contributions are expected to be made over the next several years.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	2024	2023	2022
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State franchise tax, net of Federal tax effect	7.0	7.0	7.0
Interest on obligations of states and political subdivisions	(1.2)	(1.8)	(1.6)
Net increase in cash surrender value of bank owned life insurance	(0.2)	(0.2)	(0.2)
Other	-	-	(0.3)
Effective tax rate	26.6%	26.0%	25.9%

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada, Oregon and Utah. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2021, and by state and local taxing authorities for years ended before December 31, 2020.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2024 and 2023 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2024:

Balance, January 1, 2024	$4,526,000
Effect of change in composition of related parties	22,640,000
Disbursements	7,000
Amounts repaid	(4,374,000)
Balance, December 31, 2024	$22,799,000
Undisbursed commitments to related parties, December 31, 2024	$165,000

Deposits from executive officers, directors and their affiliates at year-end 2024 and 2023 were $10.7 million and $8.3 million.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company’s contribution, which is recorded net of forfeitures, consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $397,000, $351,000 and $305,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, six members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2024, 2023 and 2022 totaled $483,000, $595,000 and $471,000, respectively. Accrued compensation payable under these plans totaled $4,143,000 and $4,013,000 at December 31, 2024 and 2023, respectively and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $16,519,000 and $16,110,000 at December 31, 2024 and 2023, respectively. Income earned on these policies, net of expenses, totaled $409,000, $417,000 and $391,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

18.	COMPREHENSIVE INCOME

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2024 and 2023 were as follows, in thousands:

			Other Accumulated
	Unrealized (Losses)	Unrealized Gain	Comprehensive
	on AFS Securities	Cash Flow Hedge	Income (Loss), net of tax
Beginning Balance, January 1, 2023	$(54,183)	$2,002	$(36,756)
Current year-to-date other comprehensive income (loss)	8,095	(2,002)	4,292
Ending balance, December 31, 2023	$(46,088)	$-	$(32,464)
Current year-to-date other comprehensive income	10,390	-	7,319
Ending balance, December 31, 2024	$(35,698)	$-	$(25,145)

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2024 and 2023 were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Year Ended December 31, 2024	Year Ended December 31, 2023	Affected Line Item on the Statement of Income
Cash flow hedge
Termination of cash flow hedge	$-	$1,707	Non-Interest Income
Tax effect	-	(505)	Provision for income taxes
Investment securities
Loss on sale of investment securities	$19,817	$-	Non-Interest Income
Tax effect	(5,858)	-	Provision for income taxes
Total reclassifications for the period	$13,959	$1,202	Net Income

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
ASSETS

Cash and cash equivalents	$12,261,000	$3,608,000
Investment in bank subsidiary	180,744,000	153,636,000
Other assets	369,000	256,000
Total assets	$193,374,000	$157,500,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$474,000	$183,000
Borrowings	15,000,000	10,000,000
Junior subordinated deferrable interest debentures	-	-
Total liabilities	15,474,000	10,183,000

Shareholders' equity:
Common stock	29,043,000	28,033,000
Retained earnings	174,002,000	151,748,000
Accumulated other comprehensive loss, net of taxes	(25,145,000)	(32,464,000)
Total shareholders' equity	177,900,000	147,317,000

Total liabilities and shareholders' equity	$193,374,000	$157,500,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Income:
Dividends declared by bank subsidiary	$10,000,000	$7,500,000	$4,000,000
Gain on termination of swaps	-	1,707,000	-
Earnings from investment in Plumas Statutory Trust I and II	-	5,000	14,000

Total income	10,000,000	9,212,000	4,014,000

Expenses:
Interest on junior subordinated deferrable interest debentures	-	141,000	359,000
Interest on borrowings	641,000	369,000	-
Other expenses	622,000	523,000	556,000

Total expenses	1,263,000	1,033,000	915,000

Income before equity in undistributed income of bank subsidiary	8,737,000	8,179,000	3,099,000

Equity in undistributed income of bank subsidiary	19,462,000	21,746,000	23,039,000

Income before income taxes	28,199,000	29,925,000	26,138,000
Income tax (expense) benefit	420,000	(149,000)	306,000
Net income	$28,619,000	$29,776,000	$26,444,000

Total comprehensive income (loss)	$35,938,000	$34,068,000	$(11,912,000)

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net income	$28,619,000	$29,776,000	$26,444,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(19,462,000)	(21,746,000)	(23,039,000)
Stock-based compensation expense	174,000	78,000	78,000
Decrease (increase) in other assets	94,000	554,000	(88,000)
Increase (decrease) in other liabilities	85,000	(185,000)	(65,000)
Net cash provided by operating activities	9,510,000	8,477,000	3,330,000

Cash flows from financing activities:
Cash dividends paid on common stock	(6,365,000)	(5,862,000)	(3,737,000)
Redemption of Trust Preferred Securities	-	(10,310,000)	-
Increase in other borrowings	5,000,000	10,000,000	-
Proceeds from exercise of stock options	508,000	339,000	309,000
Net cash used in financing activities	(857,000)	(5,833,000)	(3,428,000)

Increase (decrease) in cash and cash equivalents	8,653,000	2,644,000	(98,000)

Cash and cash equivalents at beginning of year	3,608,000	964,000	1,062,000

Cash and cash equivalents at end of year	$12,261,000	$3,608,000	$964,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	SUBSEQUENT EVENTS

On January 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Cornerstone Community Bancorp (“Cornerstone”), pursuant to which Cornerstone will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). The Merger Agreement contemplates that immediately after the Merger, Cornerstone’s wholly-owned subsidiary, Cornerstone Community Bank, a California state-chartered bank, will merge with and into Plumas Bank, a California state-chartered bank and wholly-owned subsidiary of the Company, with Plumas Bank as the surviving bank.

Merger Consideration

At the effective time of the Merger (the “Effective Time”), each outstanding share of Cornerstone common stock, excluding certain specified shares, will be converted into the right to receive 0.6608 shares of Plumas common stock, plus up to $9.75 in cash consideration, as may be reduced in accordance with the terms of the Merger Agreement (the “Cash Consideration”)  If Cornerstone’s  Adjusted Tangible Common Equity (as determined in accordance with the Merger Agreement) as of the month end prior to the Effective Time, as adjusted to reflect certain merger-related costs, is less than $42,586,066, then the Cash Consideration will be reduced by such difference on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time. In addition, if Cornerstone’s merger-related costs (as determined in accordance with the Merger Agreement and giving credit for any recoveries on a specific Cornerstone Bank loan) exceed $7,000,000, then the Cash Consideration will be reduced by such excess on a pro rata basis based on the number of shares of Cornerstone common stock outstanding immediately prior to the Effective Time.

The transaction is valued at approximately $64.6 million based on the closing price of $47.76 for Plumas shares on January 28, 2025. On a pro forma consolidated basis, the combined company would have approximately $2.3 billion in assets, $2.0 billion in deposits, $1.5 billion in loans, and operate 19 branches throughout Northern California and Western Nevada.

The Merger is currently pending regulatory approval, and we anticipate closing to take place during the second half of 2025.

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2024, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Principal Occupation of Directors

The following table sets forth the names of, and certain information concerning, the directors of the Company. Each director of the Company is also a director of the Bank.

Name and Title Other than Director	Age	Year First Appointed Director	Principal Occupation During the Past Five Years
Daniel E. West Chairman of the Board	71	1997	President, Graeagle Land & Water Co., a land management company. President, Graeagle Water Co., a private water utility, Graeagle, CA. Member, Graeagle Timber Co.
Robert J. McClintock Vice Chairman of the Board	67	2008	Certified Public Accountant, former co-owner of McClintock Accountancy Corporation, Tahoe City, CA. Co-owner 305 West Lake Blvd, LLC.
Michonne R. Ascuaga Secretary of the Board	63	2019	Retired
Steven M. Coldani	71	2013

President, Owner/Broker, Coldani Realty Inc. and co-owner of Graeagle Associates Realtors; a managing member of Coldani Farming, LLC, a diversified farming company, and Coldani Olive Ranch, LLC, Lodi, CA.

Heidi S. O’Gara	61	2019	Former Nevada state senator. Former Executive Director of External Relations at University of Nevada, Reno.
Richard F. Kenny	76	2017	Retired
Sushil A. Patel	47	2024

Owner, Laxmi Hotels, LLC, Mountain West Builders, LLC, Sharlands Hospitality, LLC, Corporate Pointe Hospitality, LLC, SLT Hospitality OZ Fund, LLC, SP OZ Fund, LLC, Laxmi Holdings, LLC, and Laxmi Reno, LLC.

Kevin Foster	63	2025	Retired Managing Director, Ernst & Young 2017-2023
Andrew J. Ryback	59	2016	President and CEO of Plumas Bancorp and Plumas Bank

Experience & Qualifications

The following provides a brief description of the business experience of each of the Company's directors and the experience and qualifications that the Corporate Governance & Compensation Committee considered in nominating them to serve as directors. Unless otherwise specified, each nominee has held his or her current position of employment or has been retired for at least five years.

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

Robert J. McClintock

Vice Chairman of the Board

Director since 2008

Robert J. McClintock resides in Reno, Nevada. He is a retired Certified Public Accountant. As a retired CPA, Mr. McClintock brings strong accounting and financial skills important to the oversight of the Company’s financial reporting, enterprise and operational risk management, and he qualifies as an audit committee financial expert for the Board’s Audit & Risk Committee. He is a board member and Treasurer of the Kiwanis Club of North Lake Tahoe and served previously as its President. He is a member of the advisory board for the Tahoe Truckee Excellence in Education Foundation and served previously as its Treasurer. Mr. McClintock attended Michigan Tech University where he received his Bachelor of Science degree in Business Administration.

Michonne R. Ascuaga

Secretary of the Board

Director since 2019

Michonne R. Ascuaga is a native northern Nevadan and has 30 years of experience working at John Ascuaga’s Nugget, a hotel-casino, serving as its CEO for the 16 years preceding its sale in 2013. From 2015 to 2016 Ms. Ascuaga served as Commissioner for the Nevada State Gaming Commission. Having served on numerous boards over the years, Ms. Ascuaga currently sits on the board of the Nevada Western Heritage Alliance. She received her Bachelor of Science degree in Mathematics from Santa Clara University and her Master of Business Administration from Stanford University. Ms. Ascuaga’s extensive management experience, leadership skills and her knowledge of and involvement in the communities the Company serves well qualifies her for service as a director of the Company.

Steven M. Coldani

Director

Director since 2013

Steven M. Coldani was born and raised in Lodi, California. He is a licensed real estate broker and the president and owner of Coldani Realty Inc. in Lodi, California; he is also co-owner of Graeagle Associates Realtors in Graeagle, California since 1992. In addition, Mr. Coldani is a managing member of Coldani Farming, LLC, a diversified farming company producing various row crops, tree and nut crops, olives, grapes, hay, and livestock. He is also a past director of the California Association of Realtors. Mr. Coldani graduated from the University of the Pacific, Stockton, California where he received a Bachelor of Science degree in Business and Public Administration. Mr. Coldani’s relevant experience qualifying him for service as a member of the Board includes his familiarity with the real estate markets in which we operate, a broad range of management and community service experience including his prior service on the board of Community Business Bank, and his membership in the Lodi District Chamber of Commerce, the Lodi Association of Realtors, the Plumas Association of Realtors and the Tahoe-Sierra Board of Realtors.

Kevin Foster

Director

Director since 2025

Kevin Foster is a fourth generation Californian who resides in both Lake Tahoe and Lafayette, California. A seasoned banking professional, he brings over 40 years of experience in lending, technology, cybersecurity, data, consulting, and sales, with a proven track record of driving transformation, efficiency, and compliance. Kevin retired in 2023 following a distinguished career, most recently serving as a Managing Director at Ernst & Young, one of the world’s largest professional services firms. Past employers included Teradata Corporation and Bank of America. An active community leader, Kevin has previously served on the board of Junior Achievement and is a regular volunteer at Glide Memorial in San Francisco. In Lake Tahoe, he contributes his leadership to multiple boards, including the Chambers Landing Recreation Association, Chamberland Beach & Mountain Club, and the Chambers Pier Association. He also spearheaded efforts to earn Firewise USA recognition for his community. Kevin holds a Bachelor of Science degree in Finance from San Jose State University.

Richard F. Kenny

Director

Director since 2017

Richard F. Kenny resides in Reno, Nevada and has over 40 years of leadership experience in Operations, Information Systems, Strategic Planning and Credit Risk Management. Before retiring in 2010, he was the founding President and CEO of Charles Schwab Bank, a subsidiary of the Charles Schwab Corporation. Prior to that, he served in a variety of management roles with Citibank, both domestic and international. He is actively involved with KNPB public television in Reno and Capital Public Radio in Sacramento. He graduated from Northwestern University in Evanston, Illinois with a Bachelor of Science degree in Business Administration and Marketing and received his MBA in Finance from the University of Chicago. Mr. Kenny’s relevant experience qualifying him for service as a member of the Board includes his extensive leadership experience, knowledge of the financial industry and community involvement.

Heidi S. O’Gara

Director

Director since 2019

Heidi Seevers O’Gara resides in Reno and has over 30 years of management experience. Ms. O’Gara served in Nevada’s part-time legislature as a state senator from 2016 to 2024 and served in the state assembly from 2004 to 2010. She was elected the floor minority leader for each legislative body. She also previously served as Chief of Staff to Nevada Governor Brian Sandoval from January 2011 to September 2012. Her time in the executive and legislative branches of state government included roles related to business, education, economic development, workforce training, and energy. Upon her departure from Governor Sandoval’s Office, Ms. O’Gara served as the Executive Director of External Relations at the University of Nevada, Reno. While at the University of Nevada, Reno, Ms. O’Gara led the University’s economic development efforts and served on behalf of the University on the boards of the Economic Development Authority of Western Nevada (EDAWN) and Downtown Reno Partnership. Ms. O’Gara holds a bachelor of science degree in engineering from Santa Clara University and holds an MBA from the University of Nevada, Reno. Ms. O’Gara’s experience with economic development, knowledge of and involvement in the northern Nevada region and extensive leadership experience qualify her for service as a member of the Board.

Sushil A. Patel

Director

Director since 2024

Sushil Patel is originally from South Lake Tahoe, California, and is a successful business leader in the hospitality, lodging and real estate industries. He is the owner of Laxmi Hotels and operates five hotel properties in Lake Tahoe and Reno. For more than 20 years, Mr. Patel has developed real estate projects in both Nevada and California. He is a managing partner for Mountain West Builders, which is one of the largest multifamily contractors in Northern Nevada. Mr. Patel lives in Reno with his wife and four children and is an active member of the community serving on the Renown Health Foundation board. He earned his bachelor’s degree in business administration and public relations from California State University, Sacramento. Mr. Patel’s extensive management experience, familiarity with the real estate markets in which we operate, and involvement in the communities the Company serves, well qualifies him for service as a director of the Company.

Andrew J. Ryback

Director, President and CEO

Director since 2016

Andrew J. Ryback has been the President and Chief Executive Officer of the Company and the Bank since 2011. He previously served as interim President and Chief Executive Officer from March 2010 to November 2011 and, prior thereto, as Executive Vice President and Chief Financial Officer from 2005 to 2011. He joined the Bank in July 2001. Mr. Ryback received his Bachelor of Science degree in Business Administration from California State University, Northridge. He is a Certified Public Accountant and a graduate of Pacific Coast Banking School. Mr. Ryback actively serves in a variety of national, regional and local organizations: Mr. Ryback is the California Delegate to the Federal Delegate Board of the Independent Community Bankers of America (ICBA), he serves on ICBA’s Legislative Issues Committee and is the past Chair of the board of the California Community Banking Network. He previously served on the Federal Reserve Board of Governors’ Community Depository Institutions Advisory Council (CDIAC) and as chairman of the Federal Reserve Bank of San Francisco’s CDIAC. Furthermore, Mr. Ryback is past president of the Rotary Club of Quincy and served as an assistant governor for Rotary District 5190. Locally, he serves on the Board of Directors of Plumas District Hospital and as Commissioner and Treasurer for the Quincy Fire Protection District where he previously served as a volunteer firefighter. Mr. Ryback’s qualifications for serving as a director include his extensive banking, finance and leadership experience. In addition, as the Company’s President and Chief Executive Officer, Mr. Ryback brings the Board a deep familiarity with the Company and its operations.

Executive Officers

Name	Age	Position and Business Experience During the Past Five Years
Andrew J. Ryback	59	President and Chief Executive Officer of the Company and the Bank since 2011
Richard L. Belstock	67	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2012
Aaron M. Boigon	49	Executive Vice President and Chief Information Officer of the Bank since April 1, 2018 and of the Company since April 21, 2021.
BJ North	74	Executive Vice President and Chief Banking Officer of the Bank since 2018. Previously Executive Vice President of Retail Banking, Marketing and Commercial Lending of the Bank since 2011.
Jeffrey T. Moore	67	Executive Vice President and Chief Credit Officer of the Bank since February 21, 2019. Senior Vice President, Credit Administrator of the Bank from January 2018 to February 21, 2019.

Code of Ethics

The Board of Directors has adopted a code of business conduct and ethics for directors, officers (including the Company’s principal executive officer and principal financial officer) and financial personnel, known as the Corporate Governance Code of Ethics, or Code of Ethics. Shareholders may request a free copy of the Code of Ethics from Plumas Bancorp, Ms. Jamie Huynh, Investor Relations, 5525 Kietzke Lane, Suite 100, Reno, Nevada 89511. Additionally, a copy of the Code of Ethics can be accessed at www.plumasbank.com.

Audit & Risk Committee

The Company has an Audit & Risk Committee composed of Mr. McClintock (Chairman), Ms. Ascuaga, Ms. O’Gara and Mr. Patel. The Board has determined that each member of the Audit & Risk Committee meets the independence requirements of NASDAQ’s listing standards and the SEC rules applicable to audit committee members and has the ability to read and understand fundamental financial statements. The Board has also determined that Mr. McClintock is qualified as an audit committee financial expert and that he has accounting or related financial management expertise, in each case in accordance with the rules of the SEC and NASDAQ’s listing standards. The Audit & Risk Committee met nine times in 2024.

The Audit & Risk Committee selects and reviews the performance of our independent auditors and approves, in advance, all engagements. The Audit & Risk Committee reviews all internal and external audits, reports any significant findings of audits to the Board, and ensures that the Company’s internal audit plans are met, programs are carried out, and deficiencies and weaknesses are addressed. The Audit & Risk Committee meets regularly to discuss and review the overall audit plan. The Audit & Risk Committee’s policy is to pre-approve all recurring audit and non-audit services provided by the independent auditors using engagement letters. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit & Risk Committee regarding all services provided by the independent auditors and fees associated with those services performed to date. The fees paid to the independent auditors in 2024 and 2023 were approved per the Audit & Risk Committee’s pre-approval policies.

The Audit & Risk Committee also oversees the Company’s enterprise risk management function.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain executive officers and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. The Reporting Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto and the Reporting Persons’ written representations furnished to the Company during and with respect to its 2024 fiscal year, the following Reporting Persons failed to file, on a timely basis, reports required during or with respect to 2024 by Section 16(a) of the Securities Exchange Act of 1934, as amended, as follows. Each of the current directors and executives who held their respective positions during 2024 inadvertently failed to timely file one report each on Form 4 with respect to the grant of options or restricted stock units. And Ms. O’Gara failed a Form 5 reporting related to six acquisitions of a total of 103 shares pursuant to dividend reinvestments made during 2023 which she was unaware of.

Insider Trading Policy; Anti-Hedging

The Board of Directors has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. Among other things, the Company’s insider trading policy prohibits the Company’s directors, officers, and employees from engaging in short sales of the Company’s common stock or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s securities they own. A copy of the insider trading policy is included as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning the compensation earned by the Company’s President and Chief Executive Officer and the two other most highly compensated executive officers during 2023 and 2024 (collectively, the “named executive officers.”)

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andrew J. Ryback, President and CEO of the Company and Plumas Bank	2024	$522,500	$0	$0	$44,400	$284,963	$0	$15,468	$867,331
	2023	$450,000	$0	$0	$0	$276,755	$0	$13,519	$740,274
Richard L. Belstock, EVP and CFO of the Company and Plumas Bank	2024	$307,500	$0	$0	$31,450	$122,444	$0	$14,944	$476,338
	2023	$277,500	$0	$0	$0	$118,418	$0	$15,357	$411,275
BJ North, EVP and Chief Banking Officer of Plumas Bank	2024	$293,000	$0	$0	$31,450	$115,573	$0	$9,624	$450,021
	2023	$268,500	$0	$0	$0	$110,922	$0	$11,874	$391,296

(1)

The amounts reported in this column represent the aggregate grant date fair value of stock option awards in accordance with Financial Accounting Standards Board Accounting Standard Codification No. 718-10. These values have been determined under the principles used to calculate the grant date fair value of equity awards for purposes of the Company’s financial statements. For additional information regarding this valuation methodology and the assumptions used to arrive at the estimates, please refer to Note 2, to the Company’s consolidated financial statements included in the Company’s Annual Report to Shareholders for the year ended December 31, 2024. On February 21, 2024 the CEO was granted 4,800 options with a strike price of $34.07 per share. Each of the NEO’s was granted 3,400 options also with a strike price of $34.07 per share on the same date.

(2)

The amounts in column (i) include premiums paid and accrued on life insurance policies (Mr. Ryback), personal use of a Company automobile (Mr. Ryback and Ms. North), tax gross ups, Company-provided gasoline (Mr. Ryback and Mr. Belstock), Company 401(k) matching contributions, and cell phone allowance.

Non-Equity Incentive Plan

On December 20, 2023, the Board approved the Company’s cash non-equity incentive plan for 2024 (the “20234 NEI” or the “Plan”). Eligible employees under the 2024 NEI include all employees of the Company’s subsidiary, Plumas Bank, who are regularly scheduled to work at least 20 hours per week. The aggregate bonus pool was comprised of two pools, one for officers of the Company and one for all other employees. The officers’ portion represented 90.9% of the combined pools. Incentives were payable under the 2024 NEI once the Bank exceeded the 50th percentile of return on assets (“ROA”) with ROA calculated as of September 30, 2024 as follows: annualized year to date pretax income1 divided by average year to date assets. The percentile is calculated based on a peer group composed of commercial banks with total assets as of September 30, 2024 of between $1 billion and $3 billion. The higher the percentile, the higher the bonus pool. The maximum total bonus pool available for distribution was 8.8% of pretax pre-bonus income as of December 31, 2024. At an 80.8 percentile the total bonus pool available for distribution would be 5.5% of pretax, pre-bonus income with the officer’s pool totaling 5.0% of pretax, pre-bonus income and the other employees sharing in the remaining pool dollars. Up to 12% of the officers’ pool could be allocated to the Company’s Chief Executive Officer (“CEO”) and President. Executive Vice Presidents (“EVPs”) each can earn up to 4.65% of the officers’ bonus pool.

Under the 2024 NEI, the cash incentive payment to the Company’s CEO and President was based 50% on the ROA percentile, 16.7% upon the attainment of performance goals, and 16.6% upon various performance metrics with the remaining 16.7% based on the CEO’s performance during 2024, as evaluated by the Company’s Corporate Governance & Compensation Committee. Cash incentive payments for the Company’s EVPs were based 60.2% on the ROA percentile, 17.2% upon the attainment of performance goals, and 8.6% upon various performance metrics with the remaining 14.0% based on the CEO’s evaluation of each EVP’s performance during 2024.

For 2024, goals for the CEO included targeted increases in loans and deposits, exceeding an asset quality benchmark, and achieving selected strategic initiatives. Metrics included exceeding a targeted percentile of return on equity (calculated on a pre-tax basis) compared with a select group of peer institutions and exceeding budgeted net income. The Board has the ability to terminate or modify the Plan and all payouts under the Plan are subject to approval by the Company’s Corporate Governance & Compensation Committee. The Plan does not give any employee the right to or guarantee of continued employment. A total of one hundred seventy-five employees received incentive payments under the 2024 NEI, which were paid during the first quarter of 2025.

[1] Income may be adjusted by unusual or nonrecurring items of revenue/expense at the discretion of the Company’s Corporate Governance and Compensation Committee. No adjustments were made to the 2024 calculation.

Incentives earned by the named executive officers under the 2024 Incentive Plan were as follows:

	Incentive Earned Based On:
Executive	ROA Percentile	Goals	Metrics	Performance	Total
Andrew J. Ryback	$178,101	$17,811	$29,684	$59,367	$284,963
Richard L. Belstock	$83,114	$7,125	$5,937	$26,269	$122,444
BJ North	$83,114	$7,125	$5,937	$19,397	$115,573

Equity Compensation

The Board considers equity compensation in the form of stock options, restricted stock awards, and restricted stock units that vest over time to be an important component of its compensation program because it helps align the interests of the Company’s executives to those of its shareholders and provides a significant retention incentive. In 2022 the Company’s shareholders approved the Plumas Bancorp 2022 Equity Incentive Plan (the “2022 Plan”), which allows for the grant of stock option awards, restricted stock, and restricted stock units to directors, executives and employees. The 2022 Plan has a term of 10 years. Up to 576,550 shares of common stock may be issued pursuant to awards under the 2022 Plan, of which 362,882 remained available for future grants as of December 31, 2024. The Corporate Governance & Compensation Committee approves and recommends to the Board for its approval all equity compensation awards. The Company only grants stock options having an exercise price equal to fair market value of the Company’s common stock at the time of grant. The exercise price of stock options is set at the closing stock price on the date of grant. All option grants to employees have a maximum vesting period of five years and expire no more than 10 years from the date of grant. The 3,033 restricted stock units issued to directors in 2024 had a one-year vesting period. The 435 restricted stock issued to Mr. Reeson in 2024 vested at December 31, 2024.

While the Company does not have formal policy or obligation that requires it to grant or award equity-based compensation on a specific date, the Corporate Governance & Compensation Committee and the Board have a historical practice of not granting stock options or other equity awards to executive officers during closed quarterly trading windows as determined under the Company’s insider trading policy. Consequently, the Company has not granted, and does not expect to grant, any equity awards to any named executive officers within four business days preceding or one business day following the filing with the SEC of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information. The Corporate Governance & Compensation Committee and the Board do not take material non-public information into account when determining the timing of equity awards and do not time the disclosure of material non-public information in order to impact the value of executive compensation.

The Company considers the officer’s position level in the determination of the total value of the equity-based compensation to be included in the officer’s total compensation. Generally, the higher the officer’s level, the greater the equity compensation. Additional options and/or restricted stock may be granted to an individual based on outstanding achievement. This is consistent with the Company’s philosophy of rewarding those officers who have the most impact on our performance.

Employment Agreements, Post-Employments Benefits & Potential Payments Upon Termination or Change of Control

CEO Employment Agreement. On December 16, 2021, the Company and its subsidiary, Plumas Bank, entered into an Employment Agreement (the “Employment Agreement”) with Andrew J. Ryback, who is the President and Chief Executive Officer of the Company and the Bank. The Employment Agreement has a term of three years and after three years will automatically renew each year unless either party elects to terminate it prior to renewal.

The Employment Agreement provides that Mr. Ryback will continue to serve as the President and Chief Executive Officer of the Company and the Bank and will receive an annual base salary of $382,000, subject to annual review for increase but not decrease. Mr. Ryback’s annual base salary was increased to $552,500 as of January 1, 2024. He has the opportunity to earn an annual bonus and will participate in any annual incentive compensation program established by the Board, the Company’s equity incentive plans and such other benefit programs of the Company and the Bank available to executive employees generally. He receives an automobile allowance or use of a car owned by the Company.

If Mr. Ryback’s employment is terminated without “Cause” or if he terminates his employment for “Good Reason” (in each case, as defined in the Employment Agreement), then he will be entitled to receive payments equal to one and a half (1.5) times his annual base salary and reimbursement of COBRA expenses for up to 18 months. If Mr. Ryback’s employment is terminated for Cause or for his death, disability or resignation without Good Reason, he will not be entitled to any severance compensation.

If Mr. Ryback’s employment is terminated without Cause or if he terminates his employment for Good Reason, in either case within six months before or 24 months after a “Change in Control” (as defined in the Employment Agreement), he will be entitled to receive the following severance compensation in lieu of other severance benefits under the Employment Agreement: (1) two and a half (2.5) times his annual base salary, (2) his bonus for the year prior to his termination if not previously paid, (3) a prorated portion of his target bonus for the year in which his termination occurs, based on the number of months elapsed prior to his termination, and (4) reimbursement of up to 18 months of COBRA premiums.

Receipt of the severance benefits is conditioned on Mr. Ryback releasing the Company and its affiliates from all legal claims. In addition, Mr. Ryback agrees to protect the Company’s trade secrets and confidential information and, for a period of 18 months following his termination, that he will not induce employees to leave the Company’s employment or use confidential information to solicit the Company’s customers.

The Employment Agreement provides that if Mr. Ryback becomes entitled to any payments, benefits, or distributions from the Company or the Bank that would be subject to Section 280G of the Internal Revenue Code or any corresponding provisions of state or local excise tax law, then such payments, benefits, or distributions will be reduced to the extent the reduction would place Mr. Ryback in a better after-tax position.

In addition, any incentive compensation paid to Mr. Ryback is subject to potential clawback as required by any applicable law, government regulation, stock exchange listing requirement or the Company’s policies adopted pursuant to such laws or requirements.

The Company has not entered into employment or change in control/severance agreements with any of the executive officers other than Mr. Ryback.

Salary Continuation Agreements. The Board considers providing significant post-employment benefits in the form of salary continuation benefits to our executives as an important long-term component of their total executive compensation to reward them for their service and loyalty to the Company. These post-employment benefits also help the Company retain executives because the benefits are subject to vesting over a period of years.

In 2005, the Company entered into a salary continuation agreement with Mr. Ryback, which was subsequently amended, most recently on February 1, 2023. The purpose of the salary continuation agreement is to provide a special incentive to the experienced executive officer to continue employment with the Company on a long-term basis. The agreement provides Mr. Ryback with annual post-retirement salary continuation benefits of up to $140,000 for 15 years after retirement at age 65. If Mr. Ryback terminates employment with the Company for a reason other than death or disability prior to the retirement age of 65, he or his beneficiary will be entitled to salary continuation benefits at a reduced amount depending on the length of service with the Company. The vesting of salary continuation benefits for Mr. Ryback occurs at a rate that provides for a 90% vesting at age 60 and 2% per year for the next five years of service. In the event of disability wherein Mr. Ryback does not continue employment with the Company, he is entitled to salary continuation benefits, at a reduced amount depending on the length of service with the Company, beginning at age 65 or on the date on which he is no longer entitled to disability benefits under the Company’s group disability insurance, whichever is earlier.

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

In 2016, the Company entered into salary continuation agreements with Mr. Belstock and Ms. North which were subsequently amended, most recently on February 1, 2023. As amended, the agreements provide Mr. Belstock with annual post-retirement salary continuation benefits of up to $88,500 for 10 years and Ms. North with annual post-retirement salary continuation benefits of up to $82,500 for 10 years, in each case subject to his or her continuous employment through March 31, 2026. If Mr. Belstock or Ms. North terminates employment with the Company for a reason other than a change in control prior to the retirement date of March 31, 2026, he/she will be entitled to salary continuation benefits at a reduced amount depending on their length of service with the Company. In the event that Mr. Belstock or Ms. North terminates their employment with the Company or its successor within a period of 24 months after a change in control, he/she is entitled to the full vesting of their salary continuation payments and the payment of the salary continuation benefits beginning with the month following the month of termination, subject to the reduction of benefits if the benefits result in a limitation of deductibility of such benefits for the Company under Section 280G of the Internal Revenue Code.

Perquisites

The Company offers a qualified 401(k) plan in which the named executive officers participate on the same terms as all other employees. During 2024 and 2023 the Company contributed a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation. The Company also offers its executives medical, dental, and vision plans under the same terms available to all employees. Other perquisites and benefits, which do not represent a significant portion of the named executive’s total compensation, include for Mr. Ryback and Ms. North a Company-provided automobile and maintenance and, for Mr. Ryback, the payment of his portion of the split dollar insurance premium. The Company provides each of the named executive officers a monthly allowance to cover the business portion of their cellular phone use, gasoline for business use in their automobiles and a tax gross up on selected perquisites. These plans and the contributions provide an additional benefit to attract and retain executive officers of the Company.

Outstanding Equity Awards as of December 31, 2024

The following table shows all outstanding option awards held by the named executive officers as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Andrew J. Ryback	5,000 (1)	0 (1)	N/A	$21.45	10/21/2027
	4,800 (2)	7,200 (2)	N/A	$31.00	08/16/2032
	0 (3)	4,800 (3)	N/A	$34.07	02/21/2034
Richard L. Belstock	6,100 (1)	0 (1)	N/A	$21.45	10/21/2027
	3,400 (2)	5,100 (2)	N/A	$31.00	08/16/2032
	0 (3)	3,400 (3)	N/A	$34.07	02/21/2034
BJ North	2,400 (1)	0 (1)	N/A	$21.45	10/21/2027
	3,400 (2)	5,100 (2)	N/A	$31.00	08/16/2032
	0 (3)	3,400 (3)	N/A	$34.07	02/21/2034

(1)	Options were granted 10/21/2019, have an eight-year life and vest 25% per year beginning 10/21/2020.

(2)	Options were granted 08/16/2022, have a ten-year life and vest 20% per year beginning 08/16/2023.

(3)	Options were granted 02/21/2024, have a ten-year life and vest 20% per year beginning 02/21/2025.

There were no other outstanding stock awards held by any of the NEOs as of December 31, 2024.

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2024.

Director Compensation Table
Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michonne R. Ascuaga	$48,000	$0	$31,444.44	N/A	N/A	$480	$79,924.44
Steven M. Coldani	$53,400	$0	$31,444.44	N/A	N/A	$480	$85,324.44
Richard F. Kenny	$48,000	$34,444.77	$0	N/A	N/A	$480	$82,924.77
Robert J. McClintock	$53,400	$34,444.77	$0	N/A	N/A	$480	$88,324.77
Kevin Foster (4)	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Heidi S. O’Gara	$48,000	$0	$31,444.44	N/A	N/A	$480	$79,924.44
Sushil A. Patel (5)	$44,000	$34,444.77	$0	N/A	N/A	$440	$78,884.77
Terrance J. Reeson (6)	$48,000	$20,027.40	$0	N/A	N/A	$480	$68,507.40
Daniel E. West	$58,500	$0	$31,444.44	N/A	N/A	$480	$90,424.44

(1)	During 2024, non-employee directors received a monthly fee of $4,000. The Audit & Risk Committee and Loan Committee chairs each received $4,450 per month. The Board Chair received $4,875 per month.

(2)

As of December 31, 2024, the non-employee directors held exercisable options to purchase shares of common stock in the following amounts: Ms. Ascuaga, 4,800 shares; Mr. Coldani, 7,300; Mr. Foster, 0 shares; Mr. Kenny, 4,567 shares; Mr. McClintock, 7,300 shares; Ms. O’Gara, 4,800 shares; Mr. Patel, 0 shares; Mr. Reeson, 5,700 shares; and Mr. West, 7,300 shares. On February 21, 2024 the Company granted 3,400 options having a strike price of $34.07 per share to each of four of its Directors. In addition, three of its Directors were issued 1,011 restricted stock units at $34.07 per share which vested in full on February 21, 2025. One Director was issued 435 restricted stock at $46.04 per share on December 18, 2024.

(3)	Each director is provided a $40 per month allowance for purchase of an electronic device to access board materials.

(4)	Mr. Foster joined the Board of Directors in 2025 and therefore received no compensation in 2024.

(5)	Mr. Patel joined the Board of Directors in February 2024.

(6)	Mr. Reeson retired from the Board of Directors on December 31, 2024.

Director Retirement Agreements

The Company has entered into Director Retirement (fee continuation) Agreements with its non-employee directors other than Messrs. Patel and Foster. The fee continuation agreements provide a retirement benefit to the directors as an incentive to continue informal service with the Company. The agreements provide for fee continuation benefits of up to $15,000 per year with a term of 12 years after retirement for Mr. West and a term of 15 years after retirement for Mmes. Ascuaga and O’Gara and Messrs. Coldani, Kenny and McClintock. In the event of death prior to retirement, Mr. West’s beneficiaries would receive full fee continuation benefits, Messrs. Coldani’s and McClintock’s beneficiaries would be entitled to receive a lump sum payment of $30,000, and Mmes. Ascuaga’s and O’Gara’s and Mr. Kenny’s beneficiaries would receive a lump sum equal to the accrual balance. In the event of disability wherein the director does not continue service with the Company, the director is entitled to fee continuation benefits, at a reduced amount depending on the length of service with the Company, beginning the month following termination of service. Mr. West’s agreement allows for a hardship distribution under specified circumstances. Hardship distributions are limited to the amount the Company had accrued under the terms of the agreement as of the day the director petitioned the Board to receive a hardship distribution. Upon a change in control, the director is eligible to receive the full fee continuation benefits upon the director’s termination of service. Mr. West’s benefits are informally funded by single premium life insurance policies. The director is the insured party and the Company is the beneficiary of the policy.

Post-Retirement Consulting Agreements

The Company has entered into Post-Retirement Consulting Agreements with Mr. West and certain former directors upon their retirement from the Board, including Terrance J. Reeson, who retired from the Board on December 31, 2024 upon reaching the mandatory retirement age. The purpose of the Agreements is to provide consideration to the Board members in exchange for consulting services after their retirement from the Board. The Agreement provides for consulting fees of $15,000 per year for three years after retirement. In the event of death prior to completion of the consulting services, the beneficiary will receive death benefits equal to $30,000 less any payments already received. In the event of disability wherein the retired director is unable to continue consulting services with the Company, the Company may terminate the director’s post-retirement consulting services. If the retired director voluntarily terminates his consulting services for other than good reason or if the Company terminates the director’s post-retirement consulting services for cause, the Post-Retirement Consulting Agreement will terminate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table

The following table sets forth, as of March 18, 2025, the number and percentage of shares of the Company’s outstanding common stock beneficially owned, directly or indirectly, (1) by shareholders known by the Company to beneficially own 5% or more of the outstanding shares of the Company’s common stock, (2) by each of the Company’s directors and the executive officers named in the Summary Compensation Table in this proxy statement and (3) by all of the Company’s directors and executive officers as a group.

“Beneficial ownership” is determined under the Securities and Exchange Commission (“SEC”) rules and does not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares as to which such person has the right to acquire beneficial ownership within 60 days of March 18, 2025. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned or acquirable by exercise of stock options and any shared voting power reflects power shared with his or her spouse. Management is not aware of any arrangements that may result in a change of control of the Company.

Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (1)
Principal Shareholders that own 5% or more
Fidelity Management & Research LLC	527,733 (2)	8.9
BlackRock, Inc.	322,890 (3)	5.5
The Vanguard Group	304,321 (4)	5.2
Directors and Named Executive Officers:
Andrew J. Ryback, President, CEO and Director	97,328 (5)	1.6
Richard L. Belstock, EVP and CFO	71,015 (6)	1.2
BJ North, EVP and Chief Banking Officer (CBO) of Plumas Bank	6,480 (7)	*
Daniel E. West, Director and Chairman of the Board	73,730 (8)	1.2
Robert J. McClintock, Director and Vice Chairman of the Board	112,683 (9)	1.9
Michonne R. Ascuaga, Director and Secretary of the Board	10,987 (10)	*
Steven M. Coldani, Director	28,782 (11)	*
Heidi S. O’Gara, Director	10,715 (12)	*
Richard F. Kenny, Director	15,085 (13)	*
Sushil A. Patel, Director	2,385	*
Kevin Foster, Director	1,000 (14)	*
All 13 Directors and Executive Officers as a Group	463,150	7.7

*	Less than one percent

(1)

Includes 85,517 shares subject to options held by the directors and executive officers that were exercisable within 60 days of March 18, 2025. In accordance with SEC rules, shares a director or executive officer has the right to acquire upon exercise of a stock option within 60 days of March 18, 2025 are treated as issued and outstanding for the purpose of computing his or her own percentage ownership and the percentage ownership of directors and executive officers as a group, but not for the purpose of computing the percentage of class owned by any other person, including principal shareholders.

(2)

Based solely on information provided by the beneficial owners in a Schedule 13G filed with the SEC on February 8, 2024 by FMR LLC, FMR LLC directly holds 527,733 shares of common stock of the Company. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(3)

Based solely on information provided by the beneficial owners in a Schedule 13G filed with the SEC on February 2, 2024 by BlackRock, Inc., BlackRock, Inc. directly holds 322,890 shares of common stock of the Company. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(4)

Based solely on information provided by the beneficial owners in a Schedule 13G filed with the SEC on January 31, 2025 by The Vanguard Group, The Vanguard Group holds 304,321 shares of common stock of the Company. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(5)

Mr. Ryback has shared voting and investment powers as to 55,300 of these shares. Includes 8,260 shares that Mr. Ryback has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(6)	Includes 8,180 shares that Mr. Belstock has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(7)	Includes 6,480 shares that Ms. North has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(8)

Mr. West has shared voting and investment powers as to 40,174 of these shares and sole voting powers but shared investment powers as to 16,794 of these shares. Includes 7,980 shares that he has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(9)

Mr. McClintock has shared voting and investment powers as to 55,749 of these shares. Includes 7,300 shares that he has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(10)	Includes 5,480 shares that Ms. Ascuaga has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(11)

Mr. Coldani has shared voting and investment powers as to 14,139 of these shares. Mr. Coldani has no voting powers as to 1,780 of these shares. Includes 7,980 shares that he has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(12)	Includes 5,480 shares that Ms. O’Gara has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(13)

Mr. Kenny has shared voting and investment powers as to 10,257 of these shares. Includes 3,817 shares that he has the right to acquire upon the exercise of stock options within 60 days of March 18, 2025.

(14)	Under the Company’s stock ownership guidelines, Mr. Foster, as a newly appointed Director, is required to acquire $150,000 of Plumas Bancorp stock within three years of his appointment.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to options and restricted stock units outstanding and shares available for future awards under the Company's active equity incentive plans.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

Some of the directors and executive officers of the Company and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, the Company in the ordinary course of the Company’s business, and the Company expects to have banking transactions with such persons in the future. In management’s opinion, all loans and commitments to lend in such transactions were made in the ordinary course of business, in compliance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other non-affiliated persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features.

Director Independence

The Board has determined that each of the following non-employee directors are “independent” within the meaning of NASDAQ’s listing standards.

Michonne R. Ascuaga

Steven M. Coldani

Kevin Foster

Richard F. Kenny

Robert J. McClintock

Heidi S. O’Gara

Sushil A. Patel

Daniel E. West

Mr. Ryback is not independent because he is an employee of the Company.

Director tenure ranges from less than one to twenty-eight years, providing Board refreshment as well as continuity and depth of institutional knowledge.

Audit & Risk Committee

The Company has an Audit & Risk Committee composed of Mr. McClintock (Chairman), Ms. Ascuaga, Ms. O’Gara and Mr. Patel. The Board has determined that each member of the Audit & Risk Committee meets the independence requirements of NASDAQ’s listing standards and the SEC rules applicable to audit committee members and has the ability to read and understand fundamental financial statements. The Board has also determined that Mr. McClintock is qualified as an audit committee financial expert and that he has accounting or related financial management expertise, in each case in accordance with the rules of the SEC and NASDAQ’s listing standards. The Audit & Risk Committee met nine times in 2024.

The Audit & Risk Committee selects and reviews the performance of our independent auditors and approves, in advance, all engagements. The Audit & Risk Committee reviews all internal and external audits, reports any significant findings of audits to the Board, and ensures that the Company’s internal audit plans are met, programs are carried out, and deficiencies and weaknesses are addressed. The Audit & Risk Committee meets regularly to discuss and review the overall audit plan. The Audit & Risk Committee’s policy is to pre-approve all recurring audit and non-audit services provided by the independent auditors using engagement letters. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit & Risk Committee regarding all services provided by the independent auditors and fees associated with those services performed to date. The fees paid to the independent auditors in 2024 and 2023 were approved per the Audit & Risk Committee’s pre-approval policies.

The Audit & Risk Committee also oversees the Company’s enterprise risk management function.

Corporate Governance & Compensation Committee

The Company has a Corporate Governance & Compensation Committee which met six times during 2024. The Corporate Governance & Compensation Committee consists of Ms. O’Gara, Chair, Messrs. Coldani, Patel, and West. The Board has determined that each member of the Corporate Governance & Compensation Committee is “independent” within the meaning of the listing standards and rules of NASDAQ, including those applicable to compensation committee members. The Corporate Governance & Compensation Committee, which functions as the Board’s nominating and compensation committees, identifies qualified individuals as prospective Board members, recommends to the Board the director nominees for election at the annual meeting of shareholders, nominates the Chairperson and Vice-Chairperson of the Board, and develops and recommends corporate governance guidelines to the Board of Directors.

The Corporate Governance & Compensation Committee at least annually reviews, adjusts (as appropriate) and approves the Company’s directors’ compensation, including cash, equity, or other compensation for service on the Board, any committee of the Board, and as Chairperson of the Board or any committee of the Board. The Corporate Governance & Compensation Committee at least annually reviews, adjusts (as appropriate) and approves the Chief Executive Officer’s compensation, provides advice and consents to the Chief Executive Officer in the review and adjustment of executive officer compensation (other than the Chief Executive Officer), approves the compensation strategy for the Company’s employees, reviews and recommends for approval by the Board all equity-based compensation, including stock options and stock grants, and approves other personnel matters which are in excess of management’s authority.

The Corporate Governance & Compensation Committee does not have any written specific minimum qualifications or skills that the committee believes must be met by either a committee-recommended or a shareholder-recommended candidate to serve on the Board. The Corporate Governance & Compensation Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to the Company’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective, skills, or experience. While no specific diversity policy exists, in practice, when identifying and evaluating new directors, the Corporate Governance & Compensation Committee considers the diversity and mix of the existing members of the Board, including, but not limited to, such factors as: the age of the current directors, their geographic location (being a community bank, there is a strong preference for local directors), background, skills, and employment experience. Among other things, when examining a specific candidate’s qualifications, the Corporate Governance & Compensation Committee considers the candidate’s ability to represent the best interest of the Company; existing relationships with the Company; interest in the affairs of the Company and its purpose; ability to fulfill director responsibilities; leadership skills; reputation within the Company’s community; community service; integrity; business judgment; ability to develop business for the Company; and ability to work as a member of a team. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. The Committee does not discriminate against prospective nominees on the basis of race, religion, national origin, gender, sexual orientation, disability or any other basis proscribed by law. All nominees to be considered for election as directors at the Meeting were recommended by the Corporate Governance & Compensation Committee.

The Corporate Governance & Compensation Committee will consider nominees to the Board proposed by shareholders. The Board has no formal policy with regard to shareholder nominees but considers all nominees on their merits as described above. Any shareholder nominations must comply with the nomination procedures set forth in the Company’s Bylaws. See “Shareholder Proposals and Nominations.” Suggestions for nominees and shareholder nomination should be addressed to:

Board Secretary Plumas Bancorp

5525 Kietzke Lane, Suite 100

Reno, Nevada 89511

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees & Services

Eide Bailly LLP (“Eide Bailly”) served as the independent registered public accounting firm for the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

On November 17, 2023, Eide Bailly notified the Company that it would exit the financial institution portion of its SEC audit practice, and therefore would decline to stand for reappointment as the Company’s independent registered public accounting firm for the year ending December 31, 2024.

The report of Eide Bailly regarding the Company’s financial statements for the year ended December 31, 2023 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2023, (i) there were no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to such disagreement in its report and (ii) there were no reportable events that would require disclosure under Item 304(a)(1)(v) of Regulation S-K and the related instructions. The Company provided Eide Bailly with a copy of the preceding statements and requested Eide Bailly to furnish it with a letter addressed to the SEC stating whether or not it agrees with the statements. A copy of Eide Bailly’s letter was included as an exhibit to the Company’s Form 8-K filed with the SEC on November 20, 2023.

On November 29, 2023, following the notification of resignation of Eide Bailly, the Company engaged Elliott Davis to serve as its independent registered public accounting firm for the year ending December 31, 2024. The decision to engage Elliott Davis was approved by the Company’s Audit & Risk Committee prior to the engagement. Prior to engaging Elliott Davis, the Company did not consult with Elliott Davis regarding the application of accounting principles to a specific completed or proposed transaction or regarding the type of audit opinion that might be rendered by Elliott Davis on the Company’s financial statements or any matters that were either the subject of a disagreement (as that term is used in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1) (v) of Regulation S-K). Prior to the Company’s engagement of Elliott Davis, Elliott Davis did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Eide Bailly served as the independent registered public accounting firm for the audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2023. Aggregate fees billed by Elliott Davis for the year ended 2024 and by Eide Bailly for the years ended 2024 and 2023 to the Company and the Bank and the percentage of those fees that were pre-approved by the Company’s Audit & Risk Committee are as follows:

Fee Description	2024		Percentage Pre-Approved	2023		Percentage Pre-Approved
	Elliott Davis	Eide Bailly		Elliott Davis	Eide Bailly
Audit fees	$398,579	$0	100%	0	$386,000	100%
Audit-related fees	$0	$25,500	100%	0	$23,100	100%
Tax fees	$0	$34,750	100%	0	$23,100	100%
Other fees	$0	$0	N/A	0	$0	N/A
Total fees	$398,579	$60,250	100%	0	$432,200	100%

For 2024 and 2023, audit-related fees included the audits of the Company’s 401(k) plan and tax fees included work related to the preparation of the Company’s tax returns such as tax compliance, tax advice, and tax planning services. For 2024, Eide Bailly performed the audits of the Company’s 401(k) plan at a pre-approved fee of $25,500.

The Audit & Risk Committee has considered the provision of non-audit services provided by Eide Bailly to be compatible with maintaining their independence.

The Audit & Risk Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services to be provided by the independent registered public accounting firm in connection with the Committee’s annual review of its charter. Pre-approval may be granted by action of the full Audit & Risk Committee or by delegated authority to one or more members of the Audit & Risk Committee. If this authority is delegated, all approved non-audit services will be presented to the Audit & Risk Committee at its next meeting. In considering non-audit services, the Audit & Risk Committee or its delegate will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent registered public accounting firm and whether the service could compromise the independence of the independent registered public accounting firm. For the year ended December 31, 2024 the Audit & Risk Committee approved all of the services provided by Elliott Davis and Eide Bailly that were designated as audit-related fees, tax fees and all other fees as set forth in the table above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10K:

2.1	Agreement and Plan of Reorganization and Merger dated as of January 28, 2025, by and between Plumas Bancorp and Cornerstone Community Bancorp, included as exhibit 2.1 to the Registrant’s 8-K filed on January 29, 2025, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as exhibit 3.1 to the Registrant’s Form 8-K filed on August 16, 2023, which is incorporated by this reference herein.

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

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, dated December 31, 2023, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as exhibit 10.01 to the Registrant's 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Amendment to Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.3	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.02 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.4	Amendment to Salary Continuation Agreement of Andrew J. Ryback dated February 1, 2022 is included as Exhibit 10.1 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.5	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.6	Employment Agreement by and among Andrew Ryback, Plumas Bancorp and Plumas Bank dated as of December 16, 2021, is included as exhibit 10.1 to the Registrant's 8-K filed on December 17, 2021, which is incorporated by this reference herein.

10.7	Amendment to Salary Continuation Agreement of Richard Belstock dated February 1, 2022 is included as Exhibit 10.2 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.8	Amendment to Salary Continuation Agreement of BJ North dated February 1, 2022 is included as Exhibit 10.3 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.9	Amendment to Salary Continuation Agreement of Jeffery Moore dated February 1, 2022 is included as Exhibit 10.4 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.10	Amendment to Salary Continuation Agreement of Aaron Boigon dated February 1, 2022 is included as Exhibit 10.5 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.12	Salary Continuation Agreement of BJ North dated April 1, 2016, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13	Salary Continuation Agreement of Jeff Moore dated April 1, 2020, is included as Exhibit 10.14 to the Registrant’s 10-K filed on March 3, 2021, which is incorporated by this reference herein.

10.14	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.17	Loan Agreement dated January 25, 2022 is included as Exhibit 10.1 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.18	Promissory Note dated January 25, 2022 is included as Exhibit 10.2 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.19	Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

10.20	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Steven M. Coldani adopted on May 17, 2023, is included as Exhibit 10.1 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.21	Amended and Restated Director Retirement Agreement of Terrance J. Reeson dated April 19, 2000, is included as Exhibit 10.33 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.22	Consulting Agreement of Terrance J. Reeson dated May 10, 2000, is included as Exhibit 10.34 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.23	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on September 19, 2007, is included as Exhibit 10.67 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.24	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Terrance J. Reeson adopted on May 17, 2023, is included as Exhibit 10.3 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.25	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.26	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Robert J. McClintock adopted on May 17, 2023, is included as Exhibit 10.2 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.29	Director Retirement Agreement of Michonne R. Ascuaga adopted on May 17, 2023, is included as Exhibit 10.5 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.30	Director Retirement Agreement of Heidi S. Gansert adopted on May 17, 2023, is included as Exhibit 10.6 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.31	Director Retirement Agreement of Richard F. Kenny adopted on May 17, 2023, is included as Exhibit 10.7 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.32	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.35	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on May 17, 2023, is included as Exhibit 10.4 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.43*	Amendment to the Plumas Bank Amended and Restated Director Consulting Agreement for Daniel E. West adopted on December 18, 2024.

10.44*	Amendment to the Plumas Bank Amended and Restated Director Consulting Agreement for Terrance J. Reeson adopted on December 18, 2024.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Branches) is included as Exhibit 10.1 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.51	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Non-Branch Offices) is included as Exhibit 10.2 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.52	Form of Lease Agreement by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.53	First Amendment to Agreement for Purchase and Sale of Property is included as Exhibit 10.3 to the Registrant's 8-K filed on March 15, 2024 which is incorporated by this reference herein.

10.54	Termination Agreement 2024 by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant’s 8-K filed on August 15, 2024, which is incorporated by this reference herein.

10.71	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan, is included as Exhibit 10.1 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.72	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan with Post-Retirement Exercisability is included as Exhibit 10.2 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.73	Form of Restricted Stock Award Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.3 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein

10.74	Form of Restricted Stock Unit Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.1 to the Registrant’s 8-K/A filed on April 15, 2024, which is incorporated by this reference herein.

10.75	Plumas Bancorp 2022 Equity Incentive Plan (incorporated by reference to Appendix A to Plumas Bancorp’s Definitive Proxy Statement filed on March 28, 2022)

11

Computation of per share earnings appears in the attached 10-K under Item 8 Financial Statements Plumas Bancorp and Subsidiary Notes to Consolidated Financial Statements as Footnote 13 – Shareholders’ Equity.

16.1	Letter from Registrant’s Certifying Accountant is included as Exhibit 16.1 to the Registrant’s 8-K filed on November 20, 2024, which is incorporated by this reference herein.

19.1*	Insider Trading Policy

21.01	Plumas Bank – California.

23.01*	Independent Registered Public Accountant’s Consent dated March 19, 2025.

23.02*	Independent Registered Public Accountant’s Consent dated March 19, 2025.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 19, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 19, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2025.

97.1	Compensation Clawback Policy dated October 18, 2023 is included as Exhibit 97.1 to the Registrant's 10-K filed on March 20, 2024, which is incorporated by this reference herein.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 19, 2025
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Date: March 19, 2025
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Date: March 19, 2025
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Date: March 19, 2025
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Date: March 19, 2025
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Date: March 19, 2025
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Date: March 19, 2025
Steven M. Coldani, Director

/s/ KEVIN FOSTER	Date: March 19,2025
Kevin Foster, Director

/s/ HEIDI S. O'GARA	Date: March 19, 2025
Heidi S. O'Gara, Director

/s/ RICHARD F. KENNY	Date: March 19, 2025
Richard F. Kenny, Director

/s/ SUSHIL A. PATEL	Date: March 19, 2025
Sushil A. Patel, Director