Form 10-Q
period 2025-03-31
PLUMAS BANCORP
filed 2025-05-07
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 2, 2025: 5,929,106 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2025	2024

Assets
Cash and cash equivalents	$87,327	$82,018
Investment securities available for sale, net of allowance for credit losses of $0 at March 31, 2025 and December 31, 2024	447,293	437,735
Loans, less allowance for credit losses of $13,319 at March 31, 2025 and $13,196 at December 31, 2024	1,000,651	1,005,375
Other real estate owned	91	91
Premises and equipment, net	12,349	12,495
Right-of-use assets	24,003	24,334
Bank owned life insurance	16,628	16,519
Goodwill	5,502	5,502
Accrued interest receivable and other assets	39,448	39,257
Total assets	$1,633,292	$1,623,326

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$676,461	$699,401
Interest bearing	696,600	671,700
Total deposits	1,373,061	1,371,101
Repurchase agreements	18,732	22,073
Lease liabilities	24,523	24,759
Accrued interest payable and other liabilities	14,373	12,493
Other borrowings	15,000	15,000
Total liabilities	1,445,689	1,445,426

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,922,116 shares at March 31, 2025 and 5,903,368 at December 31, 2024	29,454	29,043
Retained earnings	179,411	174,002
Accumulated other comprehensive loss, net	(21,262)	(25,145)
Total shareholders’ equity	187,603	177,900
Total liabilities and shareholders’ equity	$1,633,292	$1,623,326

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2025	2024
Interest Income:
Interest and fees on loans	$15,396	$14,592
Interest on investment securities	4,510	4,396
Other	684	1,038
Total interest income	20,590	20,026
Interest Expense:
Interest on deposits	1,896	1,186
Interest on borrowings	145	1,367
Other	10	16
Total interest expense	2,051	2,569
Net interest income before provision for credit losses	18,539	17,457
Provision for Credit Losses	250	821
Net interest income after provision for credit losses	18,289	16,636
Non-Interest Income:
Service charges	705	715
Interchange revenue	690	739
Gain on sale of buildings	-	19,854
Net loss on sale of investment securities	-	(19,826)
Other	1,818	658
Total non-interest income	3,213	2,140
Non-Interest Expenses:
Salaries and employee benefits	5,880	5,366
Occupancy and equipment	2,014	1,690
Other	3,572	3,341
Total non-interest expenses	11,466	10,397
Income before provision for income taxes	10,036	8,379
Provision for Income Taxes	2,856	2,125
Net income	$7,180	$6,254

Basic earnings per share	$1.21	$1.06
Diluted earnings per share	$1.20	$1.05

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024

Net income	$7,180	$6,254
Other comprehensive income :
Change in net unrealized loss on securities	5,513	(6,979)
Less: reclassification adjustments for net loss included in net income	-	19,826
Net unrealized holding gain	5,513	12,847
Related tax effect:
Change in net unrealized loss on securities	(1,630)	2,063
Reclassification of net loss included in net income	-	(5,861)
Income tax effect	(1,630)	(3,798)
Other comprehensive income	3,883	9,049
Total comprehensive income	$11,063	$15,303

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income	-	-	6,254	-	6,254
Other comprehensive loss	-	-	-	9,049	9,049
Cash dividends on common stock ($0.27 per share)	-	-	(1,588)	-	(1,588)
Exercise of stock options	24,072	359	-	-	359
Stock-based compensation expense	-	100	-	-	100
Balance, March 31, 2024	5,895,595	$28,492	$156,414	$(23,415)	$161,491

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	7,180	-	7,180
Other comprehensive income	-	-	-	3,883	3,883
Cash dividends on common stock ($0.30 per share)	-	-	(1,771)	-	(1,771)
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	15,715	329	-	-	329
Stock-based compensation expense	-	82	-	-	82
Balance, March 31, 2025	5,922,116	$29,454	$179,411	$(21,262)	$187,603

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$7,180	$6,254
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	250	821
Change in deferred loan origination costs/fees, net	(100)	(179)
Depreciation and amortization	363	448
Stock-based compensation expense	82	100
Net loss on sale of investment securities	-	19,826
Amortization of investment security premiums	180	267
Accretion of investment security discounts	(294)	(264)
Loss on sale of other vehicles	14	15
Loans originated for sale	(74)	(251)
Earnings on bank-owned life insurance	(109)	(96)
Gain on sale of buildings	-	(19,854)
(Increase) decrease in accrued interest receivable and other assets	(1,963)	1,151
Increase in accrued interest payable and other liabilities	1,974	924
Net cash provided by operating activities	7,503	9,162

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	9,250	7,871
Proceeds from sale of available-for-sale securities	-	114,838
Proceeds from matured and called available-for-sale securities	630	850
Purchases of available-for-sale securities	(13,810)	(88,805)
Purchase of Federal Reserve Bank stock	(3)	(3)
Net decrease (increase) in loans	4,584	(18,227)
Proceeds from sale of other vehicles	151	310
Proceeds from the sale of buildings	-	25,690
Purchase of premises and equipment	(173)	(191)
Net cash provided by investing activities	629	42,333

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$13,170	$(32,990)
Net decrease in time deposits	(11,210)	(977)
Net decrease in securities sold under agreements to repurchase	(3,341)	(3,723)
Cash dividends paid on common stock	(1,771)	(1,588)
Increase in other borrowings	-	30,000
Proceeds from exercise of stock options	329	359
Net cash used in financing activities	(2,823)	(8,919)
Increase in cash and cash equivalents	5,309	42,576
Cash and Cash Equivalents at Beginning of Period	82,018	85,655
Cash and Cash Equivalents at End of Period	$87,327	$128,231

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$2,462	$2,569

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$64	$220
Common stock retired in connection with the exercise of stock options	$86	$39
Lease liabilities arising from obtaining right-of-use assets	$-	$22,588

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

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2025 and the results of its operations and its cash flows for the three-month periods. Our condensed consolidated balance sheet at  December 31, 2024 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report to Shareholders on Form 10-K. The results of operations for the three-month period ended March 31, 2025,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Segment Information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business such as branches and departments, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. All operations are domestic.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2025 and December 31, 2024 consisted of the following, in thousands:

Available-for-Sale	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	241,045	804	(12,295)	229,554
U.S. Government-agencies collateralized by mortgage obligations - commercial	139,991	962	(10,203)	130,750
Obligations of states and political subdivisions	96,442	435	(9,888)	86,989
	$477,478	$2,201	$(32,386)	$447,293

Unrealized losses on available-for-sale investment securities totaling $30,185,000 were recorded, net of $8,923,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2025.  No investment securities were sold during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold 155 available-for-sale investment securities for proceeds of $114,838,000 recording a $19,826,000 loss on sale. The Company realized a gain on sale from 9 of these securities totaling $86,000 and a loss on sale of 146 securities totaling $19,912,000.

Available-for-Sale	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	243,709	138	(15,456)	228,391
U.S. Government-agencies collateralized by mortgage obligations - commercial	133,749	77	(11,956)	121,870
Obligations of states and political subdivisions	95,975	315	(8,816)	87,474
	$473,433	$530	$(36,228)	$437,735

Unrealized losses on available-for-sale investment securities totaling $35,698,000 were recorded, net of $10,553,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024. During the twelve months ended December 31, 2024, the Company sold 157 available-for-sale investment securities for proceeds of $116,285,000 recording a $19,817,000 net loss on sale. The Company realized a gain on sale from ten of these securities totaling $115,000 and a loss on sale of 147 securities totaling $19,932,000.

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2025 and twelve months ended December 31, 2024. There were no securities classified as held-to-maturity at March 31, 2025 or December 31, 2024.

Investment securities with unrealized losses at March 31, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2025	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$44,532	$692	$93,425	$11,603	$137,957	$12,295
U.S. Government-agencies collateralized by mortgage obligations - commercial	8,360	41	66,966	10,162	75,326	10,203
Obligations of states and political subdivisions	18,959	492	47,945	9,396	66,904	9,888
	$71,851	$1,225	$208,336	$31,161	$280,187	$32,386

December 31, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	107,328	1,917	94,506	13,539	201,834	15,456
U.S. Government-agencies collateralized by mortgage obligations - commercial	55,921	926	57,735	11,030	113,656	11,956
Obligations of states and political subdivisions	18,938	250	48,460	8,566	67,398	8,816
	$182,187	$3,093	$200,701	$33,135	$382,888	$36,228

At March 31, 2025, the Company held 312 securities of which 39 were in a loss position for less than twelve months and 178 were in a loss position for twelve months or more. Of the 312 securities 94 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations,48 were U.S. Government agencies collateralized by commercial mortgage obligations and 170 were obligations of states and political subdivisions. The unrealized losses relate to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized costs basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At March 31, 2025, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment in debt securities at March 31, 2025 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$585	$584
After one year through five years	7,188	7,157
After five years through ten years	17,389	17,269
After ten years	71,280	61,979
Investment securities not due at a single maturity date:
Government- agencies commercial mortgage-backed securities	139,991	130,750
Government-sponsored agencies residential mortgage-backed securities	241,045	229,554
	$477,478	$447,293

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $411,065,000 and $225,313,000 and estimated fair values totaling $387,167,000 and $212,001,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	March 31,	December 31,
	2025	2024

Commercial	$77,745	$77,444
Agricultural	112,018	118,866
Real estate – residential	11,606	11,539
Real estate – commercial	660,926	646,378
Real estate – construction and land development	46,730	53,503
Equity lines of credit (Equity LOC)	38,634	37,888
Auto	58,295	64,734
Other	4,769	5,072
Total loans	1,010,723	1,015,424
Deferred loan costs, net	3,247	3,147
Loans, amortized cost basis	1,013,970	1,018,571
Allowance for credit losses	(13,319)	(13,196)
Total net loans	$1,000,651	$1,005,375

Salaries and employee benefits totaling $603,000 and $700,000 have been deferred as loan origination costs during the three months ended March 31, 2025 and 2024, respectively.

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

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. At March 31, 2025, and December 31, 2024, other real estate owned totaled $91,000, consisting of one single family residential real estate (SFR) property.  There was one equity line of credit with a balance of $122,000 secured by a SFR property for which formal foreclosure proceedings were in process at March 31, 2025 and one commercial loan with a balance of $53,000 secured by a SFR property for which formal foreclosure proceedings were in process at December 31, 2024.

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of March 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$4,597	$19,434	$12,136	$11,276	$7,869	$7,863	13,642	$-	$76,817
Special Mention	-	-	-	74	339	-	449	-	862
Substandard	5	-	240	157	213	227	-	-	842
Total Commercial loans	$4,602	$19,434	$12,376	$11,507	$8,421	$8,090	$14,091	$-	$78,521
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$-	$-	$165

Agricultural
Pass	$1,516	$4,115	$8,401	$7,858	$10,675	$40,814	$5,332	$-	$78,711
Special Mention	404	1,814	589	7,318	825	3,654	4,316	-	18,920
Substandard	-	-	2,721	4,519	3,192	1,355	2,831	-	14,618
Total Agricultural	$1,920	$5,929	$11,711	$19,695	$14,692	$45,823	$12,479	$-	$112,249
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$430	$626	$1,099	$-	$2,016	$6,892	$320	$-	$11,383
Substandard	-	-	-	-	-	250	-	-	250
Total Real Estate - Residential	$430	$626	$1,099	$-	$2,016	$7,142	$320	$-	$11,633
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$13,098	$88,531	$95,992	$145,576	$81,979	$220,860	$6,515	$-	$652,551
Special Mention	-	-	-	-	-	3,876	300	-	4,176
Substandard	-	-	-	139	-	4,707	-	-	4,846
Total Real Estate -Commercial	$13,098	$88,531	$95,992	$145,715	$81,979	$229,443	$6,815	$-	$661,573
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$-	$25,413	$13,163	$2,134	$3,824	$1,766	$-	$-	$46,300
Special Mention	213	-	-	-	-	-	-	-	213
Substandard	-	108	-	-	-	-	-	-	108
Total Real Estate -Construction	$213	$25,521	$13,163	$2,134	$3,824	$1,766	$-	$-	$46,621
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$35,891	$2,801	$38,692
Substandard	-	-	-	-	-	-	715	113	828
Total Equity LOC	$-	$-	$-	$-	$-	$-	$36,606	$2,914	$39,520
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$19,641	$138,119	$130,791	$166,844	$106,363	$278,195	$61,700	$2,801	$904,454
Special Mention	617	1,814	589	7,392	1,164	7,530	5,065	-	24,171
Substandard	5	108	2,961	4,815	3,405	6,539	3,546	113	21,492
Total	$20,263	$140,041	$134,341	$179,051	$110,932	$292,264	$70,311	$2,914	$950,117
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$-	$-	$165

Auto
Performing	$-	$-	$21,515	$20,341	$9,195	$7,212	$-	$-	$58,263
Non-performing	-	-	139	284	188	149	-	-	760
Total Auto	$-	$-	$21,654	$20,625	$9,383	$7,361	$-	$-	$59,023
Current period gross charge-offs	$-	$-	$21	$72	$16	$10	$-	$-	$119

Other
Performing	$772	$1,708	$1,112	$711	$260	$62	$150	$-	$4,775
Non-performing	-	6	33	11	2	3	-	-	55
Total Other	$772	$1,714	$1,145	$722	$262	$65	$150	$-	$4,830
Current period gross charge-offs	$-	$9	$4	$12	$-	$2	$1	$-	$28

Total
Performing	$772	$1,708	$22,627	$21,052	$9,455	$7,274	$150	$-	$63,038
Non-performing	-	6	172	295	190	152	-	-	815
Total	$772	$1,714	$22,799	$21,347	$9,645	$7,426	$150	$-	$63,853
Total Loans	$21,035	$141,755	$157,140	$200,398	$120,577	$299,690	$70,461	$2,914	$1,013,970
Total gross charge-offs	$-	$123	$25	$135	$16	$12	$1	$-	$312

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$19,885	$12,642	$12,042	$8,405	$1,658	$6,886	$13,232	$-	$74,750
Special Mention	-	-	157	444	-	36	513	-	1,150
Substandard	61	244	1,050	365	469	30	75	-	2,294
Total Commercial loans	$19,946	$12,886	$13,249	$9,214	$2,127	$6,952	$13,820	$-	$78,194
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Agricultural
Pass	$6,421	$9,331	$14,290	$11,389	$14,252	$28,075	$13,356	$-	$97,114
Special Mention	518	53	1,159	358	1,307	1,639	534	-	5,568
Substandard	-	2,710	4,606	3,252	78	1,281	4,501	-	16,428
Total Agricultural	$6,939	$12,094	$20,055	$14,999	$15,637	$30,995	$18,391	$-	$119,110
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$632	$1,105	$-	$2,064	$2,355	$4,639	$520	$-	$11,315
Substandard	-	-	-	-	-	253	-	-	253
Total Real Estate - Residential	$632	$1,105	$-	$2,064	$2,355	$4,892	$520	-	$11,568
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$90,579	$92,735	$137,607	$82,627	$73,405	$154,466	$7,142	$-	$638,561
Special Mention	-	-	171	-	-	4,460	450	-	5,081
Substandard	-	-	628	-	921	1,760	-	-	3,309
Total Real Estate -Commercial	$90,579	$92,735	$138,406	$82,627	$74,326	$160,686	$7,592	$-	$646,951
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$21,110	$15,244	$11,054	$3,767	$947	$843	$-	$-	$52,965
Special Mention	-	-	210	-	-	-	-	-	210
Substandard	110	-	-	-	-	-	-	-	110
Total Real Estate -Construction	$21,220	$15,244	$11,264	$3,767	$947	$843	$-	$-	$53,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,622	$3,483	$38,105
Substandard	-	-	-	-	-		371	279	650
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,993	$3,762	$38,755
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,627	$131,057	$174,993	$108,252	$92,617	$194,909	$68,872	$3,483	$912,810
Special Mention	518	53	1,697	802	1,307	6,135	1,497	-	12,009
Substandard	171	2,954	6,284	3,617	1,468	3,324	4,947	279	23,044
Total	$139,316	$134,064	$182,974	$112,671	$95,392	$204,368	$75,316	$3,762	$947,863
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Auto
Performing	$-	$23,163	$22,361	$10,426	$4,779	$4,063	$-	$-	$64,792
Non-performing	-	147	241	187	129	88	-	-	792
Total Auto	$-	$23,310	$22,602	$10,613	$4,908	$4,151	$-	$-	$65,584
Current period gross charge-offs	$-	$389	$598	$262	$171	$223	$-	$-	$1,643

Other
Performing	$2,433	$1,245	$799	$318	$88	$5	$157	$-	$5,045
Non-performing	-	48	24	3	2	-	2	-	79
Total Other	$2,433	$1,293	$823	$321	$90	$5	$159	$-	$5,124
Current period gross charge-offs	$-	$9	$35	$31	$6	$12	$1	$-	$94

Total
Performing	$2,433	$24,408	$23,160	$10,744	$4,867	$4,068	$157	$-	$69,837
Non-performing	-	195	265	190	131	88	2	-	871
Total	$2,433	$24,603	$23,425	$10,934	$4,998	$4,156	$159	$-	$70,708
Total Loans	$141,749	$158,667	$206,399	$123,605	$100,390	$208,524	$75,475	$3,762	$1,018,571
Total gross charge-offs	$-	$484	$676	$293	$177	$257	$152	$-	$2,039

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	March 31, 2025			December 31, 2024
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$281	$333	$-	$302	$355	$-
Agricultural	577	577	-	567	567	-
Real estate – residential	81	81	-	83	83	-
Real estate – commercial	1,052	1,052	-	1,579	1,579	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	828	828	-	650	650	-
Auto	760	760	-	792	792	-
Other	55	55	-	77	79	-
Total Gross Loans	$3,634	$3,686	$-	$4,050	$4,105	$-

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

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three months ended March 31, 2025 and 2024.

Three months ended:

(in thousands)	March 31, 2025	March 31, 2024
Commercial	$4	$4
Agricultural	1	-
Real estate – residential	-	9
Real estate – commercial	-	14
Equity lines of credit	4	10
Auto	3	2
Other	1	-
Total	$13	$39

On March 31, 2025, and December 31, 2024, there was one commercial nonaccrual loan with an amortized cost of $52,000 and $55,000, respectively that had an allowance for credit losses totaling $29,000.  No income was recognized on nonaccrual loans accounted on a cash basis during the three months ended March 31, 2025 and 2024.

The following table presents the amortized cost basis of loans at March 31, 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	6,638	5.91%
Real estate – commercial	772	0.12%
Total	$7,410	0.73%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of March 31, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.4
Real estate – commercial	3.0
Total	5.1

The following table presents the amortized cost basis of loans at March 31, 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	36	0.04%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of March 31, 2024:

Weighted-Average Term Extension (in months)
Commercial	6.0

Loans with payment defaults by borrowers experiencing financial difficulty during the three months ended March 31, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of one Agricultural loan totaling $2.0 million. This loan had a payment during the current quarter which brought it current as of March 31, 2025, under its modified terms.  There were no loans payment defaults by borrowers experiencing financial difficulty during the three months ended March 31, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Three Months Ended March 31, 2025:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(165)	-	-	-	-	-	(119)	(28)	(312)
Recoveries	4	-	1	-	-	-	177	3	185
Provision for (recovery of) credit losses	182	(37)	8	176	(23)	93	(190)	41	250
Ending balance	$1,286	$1,765	$111	$7,635	$792	$553	$1,083	$94	$13,319

Three Months Ended March 31, 2024:
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(43)	-	-	-	-	-	(633)	(4)	(680)
Recoveries	9	-	1	-	-	-	57	3	70
Provision for (recovery of) credit losses	211	(86)	(4)	239	121	(2)	411	10	900
Ending balance	$1,311	$1,652	$134	$6,917	$918	$437	$1,700	$88	$13,157

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three months ended March 31, 2025 and 2024.

Three months ended:

(in thousands)	March 31, 2025	March 31, 2024
Beginning balance	$620	$799
Recovery of provision for credit losses	-	(79)
Ending balance	$620	$720

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
March 31, 2025			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$463	$42	$-	$333	$838	$77,683	$78,521
Agricultural	370	336	-	577	1,283	110,966	112,249
Real estate – residential	348	153	-	81	582	11,051	11,633
Real estate – commercial	835	346	-	1,052	2,233	659,340	661,573
Real estate - construction & land	-	-	-	-	-	46,621	46,621
Equity Lines of Credit	375	153	-	828	1,356	38,164	39,520
Auto	1,111	312	-	760	2,183	56,840	59,023
Other	86	11	-	55	152	4,678	4,830
Total	$3,588	$1,353	$-	$3,686	$8,627	$1,005,343	$1,013,970

					Total
December 31, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,074	$533	$-	$355	$1,962	$76,232	$78,194
Agricultural	273	-	-	567	840	118,270	119,110
Real estate – residential	348	319	-	83	750	10,818	11,568
Real estate - commercial	1,954	82	-	1,579	3,615	643,336	646,951
Real estate - construction & land	2,133	-	-	-	2,133	51,152	53,285
Equity Lines of Credit	1,416	189	-	650	2,255	36,500	38,755
Auto	1,251	242	-	792	2,285	63,299	65,584
Other	72	7	-	79	158	4,966	5,124
Total	$8,521	$1,372	$-	$4,105	$13,998	$1,004,573	$1,018,571

The following tables present the amortized cost basis of collateral dependent loans by class of loans at March 31, 2025 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$231	$-	$-	$-	$-	$-	$231
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	756	-	165	47	968
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	281	-	281
Auto	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total	$231	$535	$756	$-	$446	$47	$2,015

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$245	$-	$-	$-	$-	$-	$245
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	739	53	652	50	1,494
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-		173	-	173
Total	$245	$535	$739	$53	$825	$50	$2,447

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $157.9 million and $155.4 million and stand-by letters of credit of $0 at March 31, 2025 and December 31, 2024, respectively.

Of the loan commitments outstanding at March 31, 2025, $15.5 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at March 31, 2025 and December 31, 2024 totaled $620,000.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2025	2024
Net Income:
Net income	$7,180	$6,254
Earnings Per Share:
Basic earnings per share	$1.21	$1.06
Diluted earnings per share	$1.20	$1.05
Weighted Average Number of Shares Outstanding:
Basic shares	5,911	5,887
Effect of dilutive of stock options and restricted stock	91	59
Diluted shares	6,002	5,946

There were no stock options having an antidilutive effect during the three-month period ended March 31, 2025 and 2024.

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

In May 2013, the Company established the 2013 Stock Option Plan for which 114,342 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Stock Option Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

There were no options granted under the 2022 Plan during the three months ended March 31, 2025. 107,200 options were granted under the 2022 Plan during the three months ended March 31, 2024.The fair value of each option was estimated on the date of grant using the following assumptions.

2024
Expected life of stock options (in years)	6.2
Risk free interest rate	3.98%
Annualized Volatility	32.3%
Dividend yields	3.17%
Weighted-average fair value of options granted during the three months ended March 31, 2024	$9.25

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	165,517	$21.52
Options exercised	(32,070)	17.03
Options cancelled	(1,600)	24.40
Options outstanding at December 31, 2024	131,847	$22.58
Options cancelled
Options exercised	(17,505)	23.44
Options outstanding at March 31, 2025	114,342	$22.45	2.0	$2,381,744
Options exercisable at March 31, 2025	114,342	$22.45	2.0	$2,381,744

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	105,500	$31.00
Options granted	107,200	34.07
Options cancelled	(1,200)	34.07
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2024	210,200	$32.55
Options granted	-
Options cancelled	(1,560)	34.07
Options exercised	(120)	34.07
Options outstanding at March 31, 2025	208,520	$32.54	7.9	$2,237,420
Options exercisable at March 31, 2025	64,560	$32.00	7.6	$727,591
Expected to vest after March 31, 2025	134,271	$32.78	8.1	$1,408,503

As of March 31, 2025, there was $1.2 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.3 years.  There were no unrecognized costs remaining under the 2013 plan as of March 31, 2025.

Information related to the stock options plans during the three months ended March 31, 2025 and 2024.

	2025	2024
Fair value of options vested	$193,000	$199,000
Intrinsic value of options exercised	$372,000	$532,000
Cash received from option exercises	$329,000	$359,000
Tax benefit from option exercises	$17,000	$69,000
Compensation cost	$67,000	$88,000
Tax benefit associated with compensation cost	$5,000	$7,000

During the three months ended March 31, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three months ended March 31, 2025, and March 31, 2024, were $14,000 and $12,000, respectively. As of March 31, 2025, there was no unrecognized compensation cost related to restricted stock units.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2025 and 2024.

9. FAIR VALUE MEASUREMENT

FASB ASC 820, “Fair Value Measurement and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following tables whether or not recognized on the Consolidated Balance Sheets at fair value.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2025 follows, in thousands:

		Fair Value Measurements at March 31, 2025, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,327	$87,327	$-	$-	$87,327
Investment securities	447,293	-	447,293	-	447,293
Loans, net	1,000,651	-	-	974,008	974,008
FHLB stock	6,234	-	6,234	-	6,234
FRB Stock	1,383	-	1,383	-	1,383
Financial liabilities:
Deposits	1,373,061	1,290,082	-	81,862	1,371,944
Repurchase agreements	18,732	-	18,732	-	18,732
Borrowings	15,000	-	-	14,083	14,083

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 follows, in thousands:

		Fair Value Measurements at December 31, 2024 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$82,018	$82,018	$-	$-	$82,018
Investment securities	437,735	-	437,735	-	437,735
Loans, net	1,005,375	-	-	981,114	981,114
FHLB stock	6,234	-	6,234	-	6,234
FRB Stock	1,380	-	1,380	-	1,380
Financial liabilities:
Deposits	1,371,101	1,276,912	-	94,161	1,371,073
Repurchase agreements	22,073	-	22,073	-	22,073
Borrowings	15,000	-	-	13,967	13,967

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Cash and cash equivalents - The carrying values of cash and due from banks are of such short duration that carrying value reasonably approximates fair value.

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

FHLB/FRB stock -The carrying value of restricted equity investments approximates fair value based on the redemption provisions of the issuer and classified as Level 2.

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

Borrowings - The cash flows were calculated using the contractual features of the borrowing and then discounted using observable market

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	229,554	-	229,554	-
U.S. Government agencies collateralized by mortgage obligations-commercial	130,750	-	130,750	-
Obligations of states and political subdivisions	86,989	-	86,989	-
	$447,293	$-	$447,293	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	228,391	-	228,391	-
U.S. Government-agencies collateralized by mortgage obligations - commercial	121,870	-	121,870	-
Obligations of states and political subdivisions	87,474	-	87,474	-
	$437,735	$-	$437,735	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing.  There were no changes in the valuation techniques used during 2025 or 2024. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2025

Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$-

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2024
Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$-

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). No impairment charges were recognized during the three months ended March 31, 2025, and 2024, related to the above collateral dependent loan. The collateral- dependent loans at March 31, 2025 and December 31, 2024 consist solely of one loan which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	3/31/2025	12/31/2024	Technique	Significant Unobservable Input	3/31/2025	12/31/2024
Collateral-dependent loans
Commercial	$24	$24	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	55%	53%

Other Real Estate:
RE – Residential	$91	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	60%

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the three months ended March 31, 2024 and March 31, 2025 were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2024	$(46,088)	$(32,464)
Current year-to-date other comprehensive income	12,847	9,049
Ending balance, March 31, 2024	$(33,241)	$(23,415)

Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	5,513	3,883
Ending balance, March 31, 2025	$(30,185)	$(21,262)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2025 and March 31, 2024, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Affected Line Item on the Statement of Income
Investment securities:
Loss on sale of investment securities	$-	$19,826	Non-Interest Income
Tax effect	-	(5,861)	Provision for income taxes
Total reclassifications for the period	$-	$13,965	Net income

11. RECENT ACCOUNTING PRONOUNCEMENTS

Pending Accounting Pronouncements

 Accounting Standards Update 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”): In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements. .

Accounting Standards Update 2024-03 “Income Statement Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): In November 2024, the FASB amended the Income Statement— Reporting Comprehensive Income topic in the Accounting Standards Codification to require public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The amendments are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Impact of Recently Issued Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which amends the disclosure requirements related to segment reporting primarily through enhanced disclosure about significant segment expenses and by requiring disclosure of segment information on an annual and interim basis. ASU 2023-07 was effective January 1, 2024 and did not have a significant impact on the Company's financial statements.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2025 and December 31, 2024 and for the three-month periods ended March 31, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2024 Annual Report to Shareholders on Form 10-K.

SALES/LEASEBACK AND INVESTMENT RESTRUCTURING - March 31, 2024

On January 19, 2024, Plumas Bank entered into a purchase and sale of real property (the “Sale Agreement”). The Sale Agreement provided for the sale to MountainSeed of nine properties owned and operated by Plumas Bank as branches (the “Branches”) for an aggregate cash purchase price of approximately $25.7 million. The sale was completed on February 14, 2024, resulting in a net gain on sale of $19.9 million, recording of right-of-use assets totaling $22.3 million and recording a lease liability of $22.3 million.

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

The gain on sales of the branches was offset by losses on the sale of approximately $115 million in investment securities. During the three months ended March 31, 2024, we sold $115 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million net loss on the sales. As part of the restructuring, beginning in December 2023 and ending on March 27, 2024, we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2025

Net Income. The Company recorded net income of $7.2 million for the three months ended March 31, 2025, up from net income of $6.3 million for the three months ended March 31, 2024. Increases of $1.1 million in net interest income and $1.1 million in non-interest income and a decline of $571,000 in the provision for credit losses were partially offset by increases of $1.1 million in non-interest expense and $731,000 in the provision for income tax expense. The annualized return on average assets was 1.79% for the three months ended March 31, 2025, up from 1.55% for the three months ended March 31, 2024. The annualized return on average equity decreased from 16.4% during the first quarter of 2024 to 16.0% during the current quarter.

Net-interest income increased by $1.1 million from $17.4 million during the three months ending March 31, 2024, to $18.5 million during the current quarter. The provision for credit losses decreased from $821 thousand during the first quarter of 2024 to $250 thousand during the current quarter.

Non-interest income increased by $1.1 million from $2.1 million during the three months ended March 31, 2024 to $3.2 million during the first quarter of 2025 related to a legal settlement totaling $1.1 million. This settlement related to the Dixie Fire in August of 2021 which swept through the town of Greenville, California.  The fire caused severe damage to the Greenville area, including the telecommunications infrastructure which adversely affected our ability to service our customers in this area during the last few years.

Non-interest expense increased by $1.1 million from $10.4 million during the first quarter of 2024 to $11.5 million during the current quarter. Of this amount $569 thousand relates to costs associated with our pending acquisition of Cornerstone Community Bancorp. We signed a definitive agreement to acquire Cornerstone Community Bancorp on January 28, 2025. Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $569 thousand in merger related costs, $562 thousand is estimated to be not deductible for state and federal income tax.

The provision for income taxes increased by $731 thousand from $2.1 million, or 25.4% of pre-tax income, during the three months ended March 31, 2024 to $2.9 million, or 28.5% of pre-tax income, during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven mostly by growth in the loan portfolio and the repayment of the Bank Term Funding Program (BTFP) borrowings, net interest income increased by $1.1 million from $17.4 million during the three months ended March 31, 2024, to $18.5 million for the three months ended March 31, 2025. The increase in net interest income includes an increase of $564 thousand in interest income and a decline of $518 thousand in interest expense.

Interest and fees on loans increased by $804 thousand related both to an increase in average balance and an increase in yield. Average loan balances increased by $48 million, while the average yield on loans increased by 8 basis points from 6.09% during the first quarter of 2024 to 6.17% during the current quarter. The average prime interest rate decreased from 8.5% during the first quarter of 2024 to 7.5% during the current quarter. Approximately 16% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months with a change in prime. The negative effect of the decrease in prime was offset by an increase in average yield on the bank’s fixed rate portfolio which includes growth in fixed rate SBA loans which totaled $74 million at March 31, 2025, and $42 million at March 31, 2024.  The weighted average rate earned on this portfolio at March 31, 2025, was 8.3%.

Interest on investment securities increased by $114 thousand related to an increase in yield on investment securities of 44 basis points to 4.12%. The increase in investment yields is consistent with the partial restructuring of the investment portfolio during the first quarter of 2024. The effect of this increase in yield was mostly offset by a decline of $36 million in average investment securities.

Interest on cash balances decreased by $354 thousand related to a decline in average balance of $14 million and a decrease in average rate paid on cash balances of 105 basis points from 5.57% during the first quarter of 2024 to 4.52% during the current quarter. This decline in yield was mostly related to a decline in rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances decreased from 5.40% during the first quarter of 2024 to 4.40% during the current quarter.

Interest expense decreased by $518 thousand, mostly related to the repayment of the BTFP borrowings. See “Short-term Borrowing Arrangements” for a discussion additional discussion related to the BTFP. The average rate paid on interest bearing liabilities decreased from 1.33% during the 2024 quarter to 1.14% in 2025 related mainly to the decrease in these borrowings.

Interest paid on deposits increased by $710 thousand and is broken down by product type as follows: money market accounts - $770 thousand and savings deposits - $26 thousand. The increase in interest paid on money market accounts mostly relates to an increase in public entity balances. Interest on time deposits declined by $86 thousand related to a decline in average balance of $3 million and a decline in rate paid of 27 basis points. During the second half of 2024 and continuing into 2025, we have offered a premium rate on large balances of public entities in our service area, matching the rate they could earn from the California local agency investment fund. This has led to a significant increase in these balances and an increase in the overall rate paid on money market accounts. The average rate paid on interest-bearing deposits increased from 0.75% during the first quarter of 2024 to 1.11% during the current quarter.

Net interest margin for the three months ended March 31, 2025, increased 33 basis points to 4.95%, up from 4.62% for the same period in 2024.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2025			March 31, 2024
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,011,968	$15,396	6.17%	964,132	$14,592	6.09%
Taxable investment securities	369,126	3,927	4.31%	371,792	3,605	3.90%
Non-taxable investment securities (1)	74,883	583	3.16%	108,175	791	2.94%
Interest-bearing deposits	61,409	684	4.52%	75,005	1,038	5.57%
Total interest-earning assets	1,517,386	20,590	5.50%	1,519,104	20,026	5.30%
Cash and due from banks	26,477			26,586
Other assets	86,335			80,508
Total assets	$1,630,198			$1,626,198

Interest-bearing liabilities:
Money market deposits	$279,184	$1,145	1.66%	$211,183	$375	0.71%
Savings deposits	323,449	206	0.26%	335,565	180	0.22%
Time deposits	88,386	545	2.50%	91,501	631	2.77%
Total deposits	691,019	1,896	1.11%	638,249	1,186	0.75%
Other borrowings	15,000	145	3.92%	114,342	1,367	4.81%
Repurchase agreements & other	21,190	10	0.19%	21,713	16	0.30%
Total interest-bearing liabilities	727,209	2,051	1.14%	774,304	2,569	1.33%
Non-interest-bearing deposits	682,495			673,789
Other liabilities	38,096			24,440
Shareholders' equity	182,398			153,665
Total liabilities & equity	$1,630,198			$1,626,198
Cost of funding interest-earning assets (4)			0.55%			0.68%
Net interest income and margin (5)		$18,539	4.95%		$17,457	4.62%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.8 million for 2025 and $5.6 million for 2024 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month period ended March 31, 2025 and 2024 were $275,000 and $344,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended March 31, 2025, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 over 2024 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$718	$197	$(111)	$804
Taxable investment securities	(25)	380	(33)	322
Non-taxable investment securities	(242)	58	(24)	(208)
Interest-bearing deposits	(186)	(194)	26	(354)
Total interest income	265	441	(142)	564
Interest-bearing liabilities:
Money market deposits	120	494	156	770
Savings deposits	(6)	35	(3)	26
Time deposits	(21)	(62)	(3)	(86)
Other borrowings	(1,178)	(250)	206	(1,222)
Repurchase agreements & other	-	(6)	-	(6)
Total interest expense	(1,085)	211	356	(518)
Net interest income	$1,350	$230	$(498)	$1,082

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first quarter of 2025 we recorded a provision for credit losses of $250,000 consisting of a provision for credit losses on loans of $250,000. This compares to a provision for credit losses of $821,000 consisting of a provision for credit losses on loans of $900,000 and a decrease in the reserve for unfunded commitments of $79,000 during the first quarter of 2024.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the three months ended March 31, 2025, non-interest income totaled $3.2 million, an increase of $1.1 million from the three months ended March 31, 2024. The largest component of this increase was the $1.1 million settlement related to the Dixie Fire as discussed earlier.  This settlement is included in Other in the following table.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	March 31,
	2025	2024	Dollar Change	Percentage Change
Service charges on deposit accounts	$705	$715	$(10)	(1.4)%
Interchange income	690	739	(49)	(6.6)%
Loan servicing fees	186	213	(27)	(12.7)%
FHLB Dividends	137	137	0	-%
Earnings on life insurance policies	109	96	13	13.5%
Gain on sale of buildings	-	19,854	(19,854)	(100.0)%
Loss on sale of investment securities	-	(19,826)	19,826	100.0%
Other	1,386	212	1,174	553.8%
Total non-interest income	$3,213	$2,140	$1,073	50.1%

Non-interest expense. Non-interest expense increased by $1.1 million from $10.4 million during the first quarter of 2024 to $11.5 million during the current quarter. Of this amount $569,000 relates to costs associated with our pending acquisition of Cornerstone Community Bancorp. We signed a definitive agreement to acquire Cornerstone Community Bancorp on January 28, 2025. Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $569,000 in merger related costs, $562,000 is estimated to be not deductible for state and federal income tax. Salary and benefit expense increased by $514,000 which includes an increase in salary expense of $269,000 related primarily to merit and promotional salary increases. Related mostly to an increase in pre-tax income, bonus expense increased by $216,000. A decrease in deferred loan origination fees of $97,000 was offset by a decline in commission expense of $137,000. Both items mostly relate to a decline in SBA loan production during the comparison quarters. Occupancy and equipment expense increased by $324,000 from $1.7 million during the first quarter of 2024 to $2.0 million during the current quarter related to an increase of $338,000 in rent expense related to the February 2024 sales/leaseback transaction.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	March 31,
	2025	2024	Dollar Change	Percentage Change
Salaries and employee benefits	$5,880	$5,366	$514	9.6%
Occupancy and equipment	2,014	1,690	324	19.2%
Outside service fees	1,263	1,132	131	11.6%
Merger and acquisition expenses	569	-	569	100.0%
Advertising and shareholder relations	262	244	18	7.4%
Professional fees	229	439	(210)	(47.8)%
Armored car and courier	217	203	14	6.9%
Deposit insurance	182	187	(5)	(2.7)%
Telephone and data communication	174	222	(48)	(21.6)%
Director compensation and expense	167	167	-	-%
Business development	167	153	14	9.2%
Loan collection expenses	72	104	(32)	(30.8)%
Amortization of Core Deposit Intangible	44	51	(7)	(13.7)%
Other	226	439	(213)	(48.5)%
Total non-interest expense	$11,466	$10,397	$1,069	10.3%

Provision for income taxes. The Company recorded an income tax provision of $2.9 million, or 28.5% of pre-tax income, for the three months ended March 31, 2025. This compares to an income tax provision of $2.1 million, or 25.4% of pre-tax income, for the three months ended March 31, 2024. The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income. While non-deductible merger transaction costs incurred during the current quarter effectively increase taxable income.

FINANCIAL CONDITION

Total assets on March 31, 2025, were $1.6 billion, an increase of $10 million from December 31, 2024. The largest components of this increase were increases in investment securities of $9.6 million and $5.3 million in cash equivalents. These increases were partially offset by a decrease of $4.7 million in net loans. Deposits increased by $2.0 million and totaled $1.4 billion at March 31, 2025. Accrued interest payable and other liabilities increased by $1.9 million to $14.4 million. The largest decline in liabilities was a decrease in repurchase agreements of $3.3 million. Total liabilities were $1.4 billion on March 31, 2025, and December 31, 2024. Shareholders’ equity increased by $9.7 million from $177.9 million on December 31, 2024, to $187.6 million on March 31, 2025. A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans decreased by approximately $4.7 million, or 0.5%, and totaled $1.0 billion on March 31, 2025, and December 31, 2024. The largest increases in loans were $14.5 million in commercial real estate loans and $746,000 in equity lines of credit. These were offset by declines of $6.8 million in agricultural loans, $6.8 million in construction and land development loans and $6.4 million in auto loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2025	03/31/2025	12/31/2024	12/31/2024
Commercial	$77,745	7.7%	$77,444	7.6%
Agricultural	112,018	11.1%	118,866	11.7%
Real estate – residential	11,606	1.1%	11,539	1.1%
Real estate – commercial	660,926	65.4%	646,378	63.7%
Real estate – construction & land	46,730	4.6%	53,503	5.3%
Equity Lines of Credit	38,634	3.8%	37,888	3.7%
Auto	58,295	5.8%	64,734	6.4%
Other	4,769	0.5%	5,072	0.5%
Total Gross Loans	$1,010,723	100%	$1,015,424	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 83% of the total loan portfolio at March 31, 2025. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”), which comprised 65% of the lending portfolio at March 31, 2025, included 27% investor-owned, 29% owner-occupied, and 9% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 13% Mixed Commercial Real Estate, 13% Retail, 12% Office, 8% Hospitality, 8% Gas Stations, 8% Special Purpose, 7% Industrial, 6% Mini Storage Facilities, 6% Residential, and 5% Mixed Commercial and Residential, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 28% of CRE loans were located in northern Nevada and 48% were located in northern California. Of the $3.7 million in non-accrual balances at March 31, 2025, approximately 29% were CRE. Of the $21.5 million in substandard balances at March 31, 2025 approximately 23% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At March 31, 2025, and December 31, 2024, approximately 77% of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 20% of the Company’s variable rate loan portfolio on March 31, 2025; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 77% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

At January 1, 2023, the adoption and implementation date of ASC Topic 326, March 31, 2025, and December 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at March 31, 2025, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of March 31, 2025 and December 31, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2025	2024	2024	2023	2022
Balance at beginning of period	$13,196	$12,867	$12,867	$10,717	$10,352
Impact of CECL Adoption	-	-	-	529	-
Adjusted balance	13,196	12,867	12,867	11,246	10,352
Charge-offs:
Commercial	165	43	302	123	207
Agricultural	-	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	19
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	119	633	1,643	1,550	1,195
Other	28	4	94	129	40
Total charge-offs	312	680	2,039	1,802	1,461
Recoveries:
Commercial	4	9	25	44	27
Agricultural	-	-	-	-	-
Real estate – residential	1	1	4	3	3
Real estate – commercial	-		1	1	2
Real estate – construction & land	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	177	57	928	746	482
Other	3	3	35	54	12
Total recoveries	185	70	993	848	526
Net charge-offs	127	610	1,046	954	935
Provision for credit losses - loans	250	900	1,375	2,575	1,300
Balance at end of period	$13,319	$13,157	$13,196	$12,867	$10,717
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.05%	0.25%	0.11%	0.10%	0.11%
Allowance for credit losses to total loans	1.32%	1.35%	1.30%	1.34%	1.18%

The following table provides a breakdown of the allowance for credit losses at March 31, 2025 and December 31, 2024:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	3/31/2025	3/31/2025	12/31/2024	12/31/2024
Commercial	$1,286	7.7%	$1,265	7.6%
Agricultural	1,765	11.1%	1,802	11.7%
Real estate – residential	111	1.1%	102	1.1%
Real estate – commercial	7,635	65.4%	7,459	63.7%
Real estate – construction & land development	792	4.6%	815	5.3%
Equity Lines of Credit	553	3.8%	460	3.7%
Auto	1,083	5.8%	1,215	6.4%
Other	94	0.5%	78	0.5%
Total	$13,319	100%	$13,196	100%

At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $29,000 at March 31, 2025, and December 31, 2024. The allowance for credit losses as a percentage of total loans was 1.32% on March 31, 2025, and 1.30% on December 31, 2024.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2025	2024	2023	2022
	(dollars in thousands)

Nonaccrual loans	$3,686	$4,105	$4,820	$1,172
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	3,686	4,105	4,820	1,172
Other real estate owned	91	91	357	0
Other vehicles owned	10	111	138	18
Total nonperforming assets	$3,787	$4,307	$5,315	$1,190
Interest income forgone on nonaccrual loans	$69	$301	$257	$121
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.36%	0.40%	0.50%	0.13%
Nonperforming assets to total assets	0.23%	0.27%	0.33%	0.07%

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

Nonperforming loans at March 31, 2025, were $3.7 million, a decrease of $0.4 million from $4.1 million at December 31, 2024.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans decreased by $1.5 million from $23.0 million on December 31, 2024, to $21.5 million on March 31, 2025. Loans classified as special mention increased by $12.2 million from $12.0 million on December 31, 2024, to $24.2 million at March 31, 2025.  The increase relates to several agricultural loans that migrated to the special mention category.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on March 31, 2025, is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

OREO represents real property acquired by the Bank either through foreclosure or through a deed in lieu thereof from the borrower. Repossessed assets include vehicles and other commercial assets acquired under agreements with delinquent borrowers. OREO holdings represented one property totaling $91,000 on March 31, 2025, and December 31, 2024.

Nonperforming assets as a percentage of total assets were 0.23% at March 31, 2025 and 0.27% at December 31, 2024.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	#	2025	#	2024
Beginning Balance	1	$91	1	$357
Additions	-	-	-	-
Dispositions	-	-	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$91	1	$357

Investment Portfolio and Federal Reserve Balances. Total investment securities were $447.3 million as of March 31, 2025, and $437.7 million at December 31, 2024. Unrealized losses on available-for-sale investment securities totaling $30.2 million were recorded, net of $8.9 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at March 31, 2025. Unrealized losses on available-for-sale investment securities totaling $35.7 million were recorded, net of $10.6 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024. During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%. These sales and purchases were made as part of the investment restructure described earlier. No securities were sold during the three months ended March 31, 2025.

The investment portfolio at March 31, 2025, consisted of $360.3 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $87.0 million. The investment portfolio at December 31, 2024, consisted of $350.2 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $87.5 million.

There were no Federal funds sold at March 31 2025, and December 31, 2024; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $53.2 million at March 31, 2025, and $47.2 million at December 31, 2024. The balance, on March 31, 2025, earns interest at the rate of 4.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $1.4 billion on March 31, 2025, an increase of $2 million from December 31, 2024. The increase in deposits includes increases of $ $22.5 million in money market accounts and $13.6 million in savings deposits. Partially offsetting these increases were declines of $22.9 million in demand deposits, and $11.2 million in time deposits.  At March 31, 2025, 49% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

The following table shows the distribution of deposits by type at March 31, 2025 and December 31, 2024.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	03/31/2025	03/31/2025	12/31/2024	12/31/2024
Non-interest bearing	$676,461	49.3%	$699,401	51.0%
Money Market	290,125	21.1%	267,582	19.5%
Savings	323,496	23.6%	309,929	22.6%
Time	82,979	6.0%	94,189	6.9%
Total Deposits	$1,373,061	100%	$1,371,101	100%

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long- term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. To assist in meeting any funding demands, the Company maintains several borrowing agreements as described below.

The Company estimates that it has approximately $510 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $190 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	March 31,	December 31,
(dollars in thousands)	2025	2024
Remaining maturity:
Three months or less	$8,024	$11,697
After three through nine months	4,507	6,712
After six through twelve months	8,161	4,452
After twelve months	61	61
Total	$20,753	$22,922

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $251 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $441 million. The Company is also eligible to borrow at the FRB Discount Window. At March 31, 2025 the Company could borrow up to $115 million at the Discount Window secured by investment securities with a fair value of $119 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at March 31, 2025, and December 31, 2024.

The Federal Reserve Board, on March 12, 2023, announced the creation of the BTFP.  At March 31, 2024, the Company had outstanding borrowings under the BTFP totaling $105 million. All BTFP borrowings were paid off during 2024. Interest expense recognized on the BTFP borrowings for the three months ended March 31, 2024, was $1.2 million.

Note Payable. The Company's borrowing at March 31, 2025, and December 31, 2024, consist of a Term Note entered into on January 25, 2022, which matures on January 25, 2035, and can be prepaid at any time. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at March 31, 2025. Interest expense recognized on the Term Note for the three months ended March 31, 2025 and 2024 totaled $145,000 and $151,000, respectively.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $18.7 million and $22.1 million at March 31, 2025, and December 31, 2024, respectively, are secured by U.S. Government agency securities with a carrying amount of $38.8 million and $38.5 million at March 31, 2025, and December 31, 2024, respectively. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.  Interest expense recognized on repurchase agreements for the three months ended March 31, 2025 and 2024 totaled $10,000 during both periods.

Shareholders’ Equity. Shareholders’ equity increased by $9.7 million from $177.9 million at December 31, 2024 to $187.6 million at March 31, 2025. The $9.7 million increase was related to net income during the current quarter of $7.2 million, a decline in accumulated other comprehensive loss of $3.9 million and stock option and restricted stock activity of $411,000 partially offset by shareholder dividends of $1.8 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.30 per share on February 17, 2025 and a quarterly cash dividend of $0.27 per share on February 15, 2024, May 15, 2024, August 15, 2024, and November 15, 2024.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2025, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains a community bank leverage ratio exceeding 9%. The new rule became effective on January 1, 2020. Plumas Bank has chosen not to opt into the community bank leverage ratio at this time.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):
			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Common Equity Tier 1 Ratio	$204,310	17.8%	$51,717	4.5%	$74,703	6.5%
Tier 1 Leverage Ratio	204,310	12.3%	66,234	4.0%	82,792	5.0%
Tier 1 Risk-Based Capital Ratio	204,310	17.8%	68,956	6.0%	91,942	8.0%
Total Risk-Based Capital Ratio	218,249	19.0%	91,942	8.0%	114,927	10.0%

December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2025, the Company had $157.9 million in unfunded loan commitments and no letters of credit. This compares to $155.4 million in unfunded loan commitments at December 31, 2024. Of the $157.9 million in unfunded loan commitments, $94.1 million and $63.8 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2025, $87.9 million were secured by real estate, of which $32.9 million was secured by commercial real estate and $55.0 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company’s leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and two administrative offices and owns three administrative facilities. The expiration dates of the leases vary, with the first such lease expiring during 2025 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the three months ended March 31, 2025, and 2024 was $852,000 and $514,000, respectively.

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

The Company is a member of the FHLB and can borrow up to $251 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $441 million. The Company is also eligible to borrow at the FRB Discount Window. At March 31, 2025 the Company could borrow up to $115 million at the Discount Window secured by investment securities with a fair value of $119 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at March 31, 2025, and December 31, 2024.

Customer deposits are the Company’s primary source of funds. Deposits totaled $1.4 billion on March 31, 2025, an increase of $2 million from December 31, 2024. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $510 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $190 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2024 Annual Report. There are no material changes from the risk factors included within the Company’s 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c) None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 28, 2025, by and between Plumas Bancorp and Cornerstone Community Bancorp included as Exhibit 2.1 to the Registrant's 8-K filed on January 29, 2025, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as Exhibit 3.1 to the Registrant’s Form 8-K for August 17, 2023, which is incorporated by reference herein.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Real Estate Purchase and Sale Agreement by and between Plumas Bank and Brookline Real Estate Services, LLC dated as of March 28, 2025 is included as Exhibit 10.1 to the Registrant's 8-K filed on April 1, 2025.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated May 7, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated May 7, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 7, 2025.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 7, 2025
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer