Form 10-Q
period 2025-06-30
PLUMAS BANCORP
filed 2025-08-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2025: 6,947,124 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2025	2024

Assets
Cash and cash equivalents	$79,266	$82,018
Investment securities available for sale, net of allowance for credit losses of $0 at June 30, 2025 and December 31, 2024	439,676	437,735
Loans, less allowance for credit losses of $14,209 at June 30, 2025 and $13,196 at December 31, 2024	1,006,873	1,005,375
Other real estate owned	91	91
Premises and equipment, net	12,065	12,495
Right-of-use assets	23,912	24,334
Bank owned life insurance	16,736	16,519
Goodwill	5,502	5,502
Accrued interest receivable and other assets	44,396	39,257
Total assets	$1,628,517	$1,623,326

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$668,086	$699,401
Interest bearing	698,741	671,700
Total deposits	1,366,827	1,371,101
Repurchase agreements	14,940	22,073
Lease liabilities	24,519	24,759
Accrued interest payable and other liabilities	14,152	12,493
Other borrowings	15,000	15,000
Total liabilities	1,435,438	1,445,426

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 5,933,706 shares at June 30, 2025 and 5,903,368 at December 31, 2024	29,803	29,043
Retained earnings	183,954	174,002
Accumulated other comprehensive loss, net	(20,678)	(25,145)
Total shareholders’ equity	193,079	177,900
Total liabilities and shareholders’ equity	$1,628,517	$1,623,326

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest Income:
Interest and fees on loans	$15,612	$15,412	$31,008	$30,005
Interest on investment securities	4,504	4,534	9,014	8,930
Other	517	1,214	1,201	2,252
Total interest income	20,633	21,160	41,223	41,187
Interest Expense:
Interest on deposits	2,284	1,316	4,180	2,502
Interest on borrowings	146	1,431	290	2,798
Other	20	8	31	25
Total interest expense	2,450	2,755	4,501	5,325
Net interest income before provision for credit losses	18,183	18,405	36,722	35,862
Provision for Credit Losses	860	925	1,110	1,746
Net interest income after provision for credit losses	17,323	17,480	35,612	34,116
Non-Interest Income:
Interchange revenue	784	782	1,474	1,522
Service charges	781	743	1,486	1,458
Net gain (loss) on sale of investment securities	3	-	3	(19,826)
Gain on sale of buildings	-	-	-	19,854
Other	793	677	2,611	1,334
Total non-interest income	2,361	2,202	5,574	4,342
Non-Interest Expenses:
Salaries and employee benefits	5,553	5,283	11,433	10,649
Occupancy and equipment	2,050	1,949	4,064	3,639
Other	3,409	3,164	6,980	6,505
Total non-interest expenses	11,012	10,396	22,477	20,793
Income before provision for income taxes	8,672	9,286	18,709	17,665
Provision for Income Taxes	2,351	2,500	5,208	4,625
Net income	$6,321	$6,786	$13,501	$13,040

Basic earnings per share	$1.07	$1.15	$2.28	$2.21
Diluted earnings per share	$1.05	$1.14	$2.25	$2.19

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$6,321	$6,786	$13,501	$13,040
Other comprehensive income :
Change in net unrealized gain (loss) on securities	832	(2,405)	6,346	(9,383)
Less: reclassification adjustments for net (gain) loss included in net income	(3)	-	(3)	19,826
Net unrealized holding gain	829	(2,405)	6,343	10,443
Related tax effect:
Change in net unrealized (gain) loss on securities	(246)	711	(1,877)	2,773
Reclassification of net gain (loss) is included in net income	1	-	1	(5,861)
Income tax effect	(245)	711	(1,876)	(3,088)
Other comprehensive income (loss)	584	(1,694)	4,467	7,355
Total comprehensive income	$6,905	$5,092	$17,968	$20,395

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income	-	-	13,040	-	13,040
Other comprehensive loss	-	-	-	7,355	7,355
Cash dividends on common stock ($0.54 per share)	-	-	(3,180)	-	(3,180)
Exercise of stock options	24,377	367	-	-	367
Stock-based compensation expense	-	256	-	-	256
Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	13,501	-	13,501
Other comprehensive income	-	-	-	4,467	4,467
Cash dividends on common stock ($0.60 per share)	-	-	(3,549)	-	(3,549)
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	27,305	583	-	-	583
Stock-based compensation expense	-	177	-	-	177
Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, March 31, 2024	5,895,595	$28,492	$156,414	$(23,415)	$161,491
Net Income	-	-	6,786	-	6,786
Other comprehensive loss	-	-	-	(1,694)	(1,694)
Cash dividends on common stock ($0.27 per share)	-	-	(1,592)	-	(1,592)
Exercise of stock options	305	8	-	-	8
Stock-based compensation expense	-	156	-	-	156
Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155

Balance, March 31, 2025	5,922,116	$29,454	$179,411	$(21,262)	$187,603
Net Income	-	-	6,321	-	6,321
Other comprehensive income	-	-	-	584	584
Cash dividends on common stock ($0.30 per share)	-	-	(1,778)	-	(1,778)
Exercise of stock options	11,590	254	-	-	254
Stock-based compensation expense	-	95	-	-	95
Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$13,501	$13,040
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,110	1,746
Change in deferred loan origination costs/fees, net	(89)	(369)
Depreciation and amortization	722	719
Stock-based compensation expense	177	256
Net (gain) loss on sale of investment securities	(3)	19,826
Amortization of investment security premiums	357	454
Accretion of investment security discounts	(608)	(574)
Loss on sale of other vehicles	18	31
Gain on sale of loans held for sale	-	(37)
Loans originated for sale	(75)	(636)
Proceeds from loan sales	-	757
Earnings on bank-owned life insurance	(217)	(200)
Gain on sale of buildings	-	(19,854)
Increase in accrued interest receivable and other assets	(7,027)	(507)
Increase in accrued interest payable and other liabilities	1,702	(414)
Net cash provided by operating activities	9,568	14,238

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	19,439	16,676
Proceeds from sale of available-for-sale securities	1,122	114,838
Proceeds from matured and called available-for-sale securities	655	4,570
Purchases of available-for-sale securities	(16,560)	(101,298)
Purchase of Federal Reserve Bank stock	(4)	(3)
Net increase in loans	(2,629)	(39,895)
Proceeds from the sale of OREO	-	362
Proceeds from sale of other vehicles	234	505
Proceeds from the sale of buildings	-	25,690
Purchase of premises and equipment	(204)	(421)
Net cash provided by investing activities	2,053	21,024

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Financing Activities:
Net decrease in demand, interest bearing and savings deposits	$(36,870)	$(35,207)
Net increase in time deposits	32,596	6,139
Net decrease in securities sold under agreements to repurchase	(7,133)	(9,184)
Cash dividends paid on common stock	(3,549)	(3,180)
Increase in other borrowings	-	30,000
Proceeds from exercise of stock options	583	367
Net cash used in financing activities	(14,373)	(11,065)
(Decrease) increase in cash and cash equivalents	(2,752)	24,197
Cash and Cash Equivalents at Beginning of Period	82,018	85,655
Cash and Cash Equivalents at End of Period	$79,266	$109,852

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,776	$3,465
Income taxes	$6,985	$5,135

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$145	$431
Common stock retired in connection with the exercise of stock options	$86	$39
Lease liabilities arising from obtaining right-of-use assets	$244	$22,588

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

The Bank operates thirteen branches in California, including branches in Alturas, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding, Susanville, Tahoe City, Truckee and Yuba City. The Bank's newest branch was opened in April 2023 and is located in Chico, California. The Bank’s administrative headquarters are in Quincy, California. In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and a commercial/agricultural lending office in Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  On July 1, 2025, the Company completed its acquisition of Cornerstone Community Bancorp increasing its branch network in California by four branches: one in Anderson, one in Red Bluff and two in Redding. With this acquisition the Bank now operates a total of nineteen branches.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2025 and the results of its operations and its cash flows for the three and six-month periods. Our condensed consolidated balance sheet at  December 31, 2024 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report to Shareholders on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2025,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at June 30, 2025 and December 31, 2024 consisted of the following, in thousands:

Available-for-Sale	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	232,554	1,187	(11,217)	222,524
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	138,530	930	(10,219)	129,241
Obligations of states and political subdivisions	97,947	299	(10,335)	87,911
	$469,031	$2,416	$(31,771)	$439,676

Unrealized losses on available-for-sale investment securities totaling $29,355,000 were recorded, net of $8,677,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2025.  During the six months ended June 30, 2025, the Company sold four available-for-sale investment securities for proceeds of $1,122,000, recording a $3,000 gain on sale. The Company realized a gain on sale from one of these securities totaling $5,000 and a loss on sale of 3 securities totaling $2,000.  During the six months ended June 30, 2024, the Company sold 155 available-for-sale investment securities for proceeds of $114,838,000, recording a $19,826,000 loss on sale. The Company realized a gain on sale from 9 of these securities totaling $86,000 and a loss on sale of 146 securities totaling $19,912,000.

Available-for-Sale	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	243,709	138	(15,456)	228,391
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	133,749	77	(11,956)	121,870
Obligations of states and political subdivisions	95,975	315	(8,816)	87,474
	$473,433	$530	$(36,228)	$437,735

Unrealized losses on available-for-sale investment securities totaling $35,698,000 were recorded, net of $10,553,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024. During the twelve months ended December 31, 2024, the Company sold 157 available-for-sale investment securities for proceeds of $116,285,000, recording a $19,817,000 net loss on sale. The Company realized a gain on sale from ten of these securities totaling $115,000 and a loss on sale of 147 securities totaling $19,932,000.

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2025 and twelve months ended December 31, 2024. There were no securities classified as held-to-maturity at June 30, 2025 or December 31, 2024.

Investment securities with unrealized losses at June 30, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows, in thousands:

June 30, 2025	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$37,229	$413	$90,718	$10,804	$127,947	$11,217
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	8,265	54	66,204	10,165	74,469	10,219
Obligations of states and political subdivisions	23,086	667	47,881	9,668	70,967	10,335
	$68,580	$1,134	$204,803	$30,637	$273,383	$31,771

December 31, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	107,328	1,917	94,506	13,539	201,834	15,456
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	55,921	926	57,735	11,030	113,656	11,956
Obligations of states and political subdivisions	18,938	250	48,460	8,566	67,398	8,816
	$182,187	$3,093	$200,701	$33,135	$382,888	$36,228

At June 30, 2025, the Company held 311 securities of which 43 were in a loss position for less than twelve months and 178 were in a loss position for twelve months or more. Of the 311 securities 94 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 48 were U.S. Government agencies collateralized by commercial mortgage obligations and 169 were obligations of states and political subdivisions. The unrealized losses relate to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At June 30, 2025, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment in debt securities at June 30, 2025 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$735	$733
After one year through five years	6,072	6,087
After five years through ten years	19,749	19,500
After ten years	71,391	61,591
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	232,554	222,524
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	138,530	129,241
	$469,031	$439,676

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $419,992,000 and $225,313,000 and estimated fair values totaling $395,999,000 and $212,001,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	June 30,	December 31,
	2025	2024

Commercial	$81,118	$77,444
Agricultural	113,850	118,866
Real estate – residential	11,053	11,539
Real estate – commercial	673,129	646,378
Real estate – construction and land development	40,798	53,503
Equity lines of credit (Equity LOC)	41,620	37,888
Auto	51,487	64,734
Other	4,791	5,072
Total loans	1,017,846	1,015,424
Deferred loan costs, net	3,236	3,147
Loans, amortized cost basis	1,021,082	1,018,571
Allowance for credit losses	(14,209)	(13,196)
Total net loans	$1,006,873	$1,005,375

Salaries and employee benefits totaling $619,000 and $763,000 have been deferred as loan origination costs during the three months ended June 30, 2025 and 2024, respectively. Salaries and employee benefits totaling $1,222,000 and $1,463,000 have been deferred as loan origination costs during the six months ended June 30, 2025, and 2024, respectively.

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

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. At June 30, 2025, and December 31, 2024, other real estate owned totaled $91,000, consisting of one single family residential real estate (SFR) property.  There were two commercial real estate loans totaling $302,000 secured by commercial property, one commercial real estate loan totaling $25,000 secured by a SFR and three equity lines of credit totaling $269,000 secured by SFR property for which formal foreclosure proceedings were in process at June 30, 2025 . There was one commercial loan with a balance of $53,000 secured by a SFR property for which formal foreclosure proceedings were in process at December 31, 2024.

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of June 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$8,058	$18,859	$10,454	$10,807	$7,203	$6,370	18,000	$-	$79,751
Special Mention	-	-	-	-	255	709	442	-	1,406
Substandard	4	-	235	81	200	222	-	-	742
Total Commercial loans	$8,062	$18,859	$10,689	$10,888	$7,658	$7,301	$18,442	$-	$81,899
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$-	$-	$165

Agricultural
Pass	$3,147	$5,723	$7,786	$7,654	$10,568	$36,514	$8,001	$-	$79,393
Special Mention	787	146	586	7,197	809	6,622	4,005	-	20,152
Substandard	424	-	2,710	4,490	3,112	988	2,839	-	14,563
Total Agricultural	$4,358	$5,869	$11,082	$19,341	$14,489	$44,124	$14,845	$-	$114,108
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$581	$380	$1,093	$-	$1,979	$6,654	$-	$-	$10,687
Special Mention	-	-	-	-	-	150	-	-	150
Substandard	-	-	-	-	-	243	-	-	243
Total Real Estate - Residential	$581	$380	$1,093	$-	$1,979	$7,047	$-	$-	$11,080
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$42,192	$93,122	$100,912	$137,952	$78,176	$209,758	$3,350	$-	$665,462
Special Mention	-	-	-	-	-	3,046	-	-	3,046
Substandard	-	-	-	386	-	4,914	-	-	5,300
Total Real Estate -Commercial	$42,192	$93,122	$100,912	$138,338	$78,176	$217,718	$3,350	$-	$673,808
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$1,236	$22,346	$5,483	$2,128	$3,802	$1,450	$-	$-	$36,445
Special Mention	-	-	4,148	-	-	-	-	-	4,148
Substandard	-	106	-	-	-	-	-	-	106
Total Real Estate -Construction	$1,236	$22,452	$9,631	$2,128	$3,802	$1,450	$-	$-	$40,699
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$38,784	$2,653	$41,437
Substandard	-	-	-	-	-	-	976	113	1,089
Total Equity LOC	$-	$-	$-	$-	$-	$-	$39,760	$2,766	$42,526
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$55,214	$140,430	$125,728	$158,541	$101,728	$260,746	$68,135	$2,653	$913,175
Special Mention	787	146	4,734	7,197	1,064	10,527	4,447	-	28,902
Substandard	428	106	2,945	4,957	3,312	6,367	3,815	113	22,043
Total	$56,429	$140,682	$133,407	$170,695	$106,104	$277,640	$76,397	$2,766	$964,120
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$-	$-	$176

Auto
Performing	$-	$-	$19,388	$18,356	$7,888	$5,680	$-	$-	$51,312
Non-performing	-	-	192	236	222	140	-	-	790
Total Auto	$-	$-	$19,580	$18,592	$8,110	$5,820	$-	$-	$52,102
Current period gross charge-offs	$-	$-	$35	$133	$16	$67	$-	$-	$251

Other
Performing	$1,347	$1,514	$1,004	$586	$204	$44	$154	$-	$4,853
Non-performing	-	4	-	-	2	1	-	-	7
Total Other	$1,347	$1,518	$1,004	$586	$206	$45	$154	$-	$4,860
Current period gross charge-offs	$-	$16	$40	$17	$2	$4	$-	$-	$79

Total
Performing	$1,347	$1,514	$20,392	$18,942	$8,092	$5,724	$154	$-	$56,165
Non-performing	-	4	192	236	224	141	-	-	797
Total	$1,347	$1,518	$20,584	$19,178	$8,316	$5,865	$154	$-	$56,962
Total Loans	$57,776	$142,200	$153,991	$189,873	$114,420	$283,505	$76,551	$2,766	$1,021,082
Total gross charge-offs	$-	$130	$86	$201	$18	$71	$-	$-	$506

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$19,885	$12,642	$12,042	$8,405	$1,658	$6,886	$13,232	$-	$74,750
Special Mention	-	-	157	444	-	36	513	-	1,150
Substandard	61	244	1,050	365	469	30	75	-	2,294
Total Commercial loans	$19,946	$12,886	$13,249	$9,214	$2,127	$6,952	$13,820	$-	$78,194
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Agricultural
Pass	$6,421	$9,331	$14,290	$11,389	$14,252	$28,075	$13,356	$-	$97,114
Special Mention	518	53	1,159	358	1,307	1,639	534	-	5,568
Substandard	-	2,710	4,606	3,252	78	1,281	4,501	-	16,428
Total Agricultural	$6,939	$12,094	$20,055	$14,999	$15,637	$30,995	$18,391	$-	$119,110
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$632	$1,105	$-	$2,064	$2,355	$4,639	$520	$-	$11,315
Substandard	-	-	-	-	-	253	-	-	253
Total Real Estate - Residential	$632	$1,105	$-	$2,064	$2,355	$4,892	$520	-	$11,568
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$90,579	$92,735	$137,607	$82,627	$73,405	$154,466	$7,142	$-	$638,561
Special Mention	-	-	171	-	-	4,460	450	-	5,081
Substandard	-	-	628	-	921	1,760	-	-	3,309
Total Real Estate -Commercial	$90,579	$92,735	$138,406	$82,627	$74,326	$160,686	$7,592	$-	$646,951
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$21,110	$15,244	$11,054	$3,767	$947	$843	$-	$-	$52,965
Special Mention	-	-	210	-	-	-	-	-	210
Substandard	110	-	-	-	-	-	-	-	110
Total Real Estate -Construction	$21,220	$15,244	$11,264	$3,767	$947	$843	$-	$-	$53,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,622	$3,483	$38,105
Substandard	-	-	-	-	-		371	279	650
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,993	$3,762	$38,755
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,627	$131,057	$174,993	$108,252	$92,617	$194,909	$68,872	$3,483	$912,810
Special Mention	518	53	1,697	802	1,307	6,135	1,497	-	12,009
Substandard	171	2,954	6,284	3,617	1,468	3,324	4,947	279	23,044
Total	$139,316	$134,064	$182,974	$112,671	$95,392	$204,368	$75,316	$3,762	$947,863
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Auto
Performing	$-	$23,163	$22,361	$10,426	$4,779	$4,063	$-	$-	$64,792
Non-performing	-	147	241	187	129	88	-	-	792
Total Auto	$-	$23,310	$22,602	$10,613	$4,908	$4,151	$-	$-	$65,584
Current period gross charge-offs	$-	$389	$598	$262	$171	$223	$-	$-	$1,643

Other
Performing	$2,433	$1,245	$799	$318	$88	$5	$157	$-	$5,045
Non-performing	-	48	24	3	2	-	2	-	79
Total Other	$2,433	$1,293	$823	$321	$90	$5	$159	$-	$5,124
Current period gross charge-offs	$-	$9	$35	$31	$6	$12	$1	$-	$94

Total
Performing	$2,433	$24,408	$23,160	$10,744	$4,867	$4,068	$157	$-	$69,837
Non-performing	-	195	265	190	131	88	2	-	871
Total	$2,433	$24,603	$23,425	$10,934	$4,998	$4,156	$159	$-	$70,708
Total Loans	$141,749	$158,667	$206,399	$123,605	$100,390	$208,524	$75,475	$3,762	$1,018,571
Total gross charge-offs	$-	$484	$676	$293	$177	$257	$152	$-	$2,039

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non-Performing Loans
	June 30, 2025			December 31, 2024
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$301	$353	$-	$302	$355	$-
Agricultural	6,914	9,905	-	567	567	-
Real estate – residential	227	227	-	83	83	-
Real estate – commercial	1,281	1,281	-	1,579	1,579	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	1,089	1,089	-	650	650	-
Auto	790	790	-	792	792	-
Other	7	7	-	77	79	-
Total Gross Loans	$10,609	$13,652	$-	$4,050	$4,105	$-

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

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and six months ended June 30, 2025 and 2024.

Three months ended:

(in thousands)	June 30, 2025	June 30, 2024
Commercial	$6	$-
Agricultural	339	-
Real estate – residential	1	-
Real estate – commercial	4	-
Equity lines of credit	10	-
Auto	4	7
Other	-	-
Total	$364	$7

Six months ended:

(in thousands)	June 30, 2025	June 30, 2024
Commercial	$10	$4
Agricultural	340	-
Real estate – residential	1	9
Real estate – commercial	4	14
Equity lines of credit	15	10
Auto	7	9
Other	1	-
Total	$378	$46

Allowance for credit losses on nonaccrual loans at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
(dollars in thousands)	Number of loans	Amortized Cost	Allowance	Number of loans	Amortized Cost	Allowance
Commercial	1	$52	$28	1	$55	$29
Agricultural	4	2,991	931	-	-	-
Total	5	$3,043	$959	1	$55	$29

The following table presents the amortized cost basis of loans at June 30, 2025, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.  There were no loans modified during the three months ended June 30, 2025, to borrowers experiencing financial difficulty.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	7,186	6.30%
Real estate – commercial	772	0.11%
Total	$7,958	0.78%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.3
Real estate – commercial	3.0
Total	5.1

The following table presents the amortized cost basis of loans at June 30, 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.  There were no loans modified during the three months ended June 30, 2024, to borrowers experiencing financial difficulty.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	34	0.04%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2024:

Weighted-Average Term Extension (in months)
Commercial	6.0

Loans with payment defaults by borrowers experiencing financial difficulty during the six months ended June 30, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $7.0 million in agricultural loans. Loans with payment defaults by borrowers experiencing financial difficulty during the six months ended June 30, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $6.2 million in agricultural loans.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Six Months Ended June 30, 2025:

Six Months Ended June 30, 2025:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(165)	(11)	-	-	-	-	(251)	(79)	(506)
Recoveries	10	-	2	-	-	-	349	8	369
Provision for (recovery of) credit losses	287	866	6	283	(121)	102	(358)	85	1,150
Ending balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209

Three Months Ended June 30, 2025:
Allowance for credit losses
Beginning balance	$1,286	$1,765	$111	$7,635	$792	$553	$1,083	$94	$13,319
Charge-offs	-	(11)	-	-	-	-	(131)	(52)	(194)
Recoveries	6	-	1	-	-	-	172	5	184
Provision for (recovery of) credit losses	105	903	(2)	107	(98)	9	(169)	45	900
Ending balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209

Six Months Ended June 30, 2024:
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(65)	-	-	-	-	-	(896)	(49)	(1,010)
Recoveries	15	-	2	-	-	-	376	7	400
Provision for (recovery of) credit losses	342	42	(18)	903	176	19	309	52	1,825
Ending balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082

Three Months Ended June 30, 2024:
Allowance for credit losses
Beginning balance	$1,311	$1,652	$134	$6,917	$918	$437	$1,700	$88	$13,157
Charge-offs	(22)	-	-	-	-	-	(263)	(45)	(330)
Recoveries	6	-	1	-	-	-	319	4	330
Provision for (recovery of) credit losses	131	128	(14)	664	55	21	(102)	42	925
Ending balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three and six months ended June 30, 2025 and 2024.

Three months ended:

(in thousands)	June 30, 2025	June 30, 2024
Beginning balance	$620	$720
Recovery of provision for credit losses	(40)	-
Ending balance	$580	$720

Six months ended:

(in thousands)	June 30, 2025	June 30, 2024
Beginning balance	$620	$799
Recovery of provision for credit losses	(40)	(79)
Ending balance	$580	$720

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
June 30, 2025			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$903	$444	$-	$353	$1,700	$80,199	$81,899
Agricultural	170	2,581	-	9,905	12,656	101,452	114,108
Real estate – residential	-	34	-	227	261	10,819	11,080
Real estate – commercial	2,042	965	-	1,281	4,288	669,520	673,808
Real estate - construction & land	534		-	-	534	40,165	40,699
Equity Lines of Credit	592	235	-	1,089	1,916	40,610	42,526
Auto	1,237	292	-	790	2,319	49,783	52,102
Other	68	6	-	7	81	4,779	4,860
Total	$5,546	$4,557	$-	$13,652	$23,755	$997,327	$1,021,082

					Total
December 31, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,074	$533	$-	$355	$1,962	$76,232	$78,194
Agricultural	273	-	-	567	840	118,270	119,110
Real estate – residential	348	319	-	83	750	10,818	11,568
Real estate - commercial	1,954	82	-	1,579	3,615	643,336	646,951
Real estate - construction & land	2,133	-	-	-	2,133	51,152	53,285
Equity Lines of Credit	1,416	189	-	650	2,255	36,500	38,755
Auto	1,251	242	-	792	2,285	63,299	65,584
Other	72	7	-	79	158	4,966	5,124
Total	$8,521	$1,372	$-	$4,105	$13,998	$1,004,573	$1,018,571

The following tables present the amortized cost basis of collateral dependent loans by class of loans at June 30, 2025 in thousands:

				Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$11	$-	$-	$-	$-	$-	$-	$11
Agricultural	-	4,953	2,307	2,242	336	-	-	9,838
Real estate – residential	-	-	-	-	151	-	-	151
Real estate – commercial	-	-	-	770	407	150	43	1,370
Equity Lines of Credit	-	-	-	-		418	-	418
Total	$11	$4,953	$2,307	$3,012	$894	$568	$43	$11,788

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$245	$-	$-	$-	$-	$-	$245
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	739	53	652	50	1,494
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-		173	-	173
Total	$245	$535	$739	$53	$825	$50	$2,447

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $152.2 million and $155.4 million at June 30, 2025 and December 31, 2024, respectively.

Of the loan commitments outstanding at June 30, 2025, $18.5 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at June 30, 2025 and December 31, 2024 totaled $580,000 and $620,000, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. There were no stand-by letters of credit at June 30, 2025 and December 31, 2024,

6. EARNINGS PER SHARE

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net Income:
Net income	$6,321	$6,786	$13,501	$13,040
Earnings Per Share:
Basic earnings per share	$1.07	$1.15	$2.28	$2.21
Diluted earnings per share	$1.05	$1.14	$2.25	$2.19
Weighted Average Number of Shares Outstanding:
Basic shares	5,929	5,896	5,920	5,892
Effect of dilutive of stock options and restricted stock	77	50	86	54
Diluted shares	6,006	5,946	6,006	5,946

There were no stock options having an antidilutive effect during the three-month and six-month periods ended June 30, 2025 and 2024.

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

In May 2013, the Company established the 2013 Stock Option Plan (the "2013 Plan") for which 102,192 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan, no further options may be issued under the 2013 Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

There were no options granted under the 2022 Plan during the six months ended June 30, 2025. 107,200 options were granted under the 2022 Plan during the six months ended June 30, 2024.The fair value of each option was estimated on the date of grant using the following assumptions.

2024
Expected life of stock options (in years)	6.2
Risk free interest rate	3.98%
Annualized Volatility	32.3%
Dividend yields	3.17%
Weighted-average fair value of options granted during the six months ended June 30, 2024	$9.25

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	165,517	$21.52
Options exercised	(32,070)	17.03
Options cancelled	(1,600)	24.40
Options outstanding at December 31, 2024	131,847	$22.58
Options cancelled	(800)	$24.40
Options exercised	(28,855)	22.74
Options outstanding at June 30, 2025	102,192	$22.52	1.7	$2,242,440
Options exercisable at June 30, 2025	102,192	$22.52	1.7	$2,242,440

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	105,500	$31.00
Options granted	107,200	34.07
Options cancelled	(1,200)	34.07
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2024	210,200	$32.55
Options granted	-
Options cancelled	(1,800)	34.07
Options exercised	(360)	34.07
Options outstanding at June 30, 2025	208,040	$32.53	7.7	$2,481,438
Options exercisable at June 30, 2025	64,080	$31.98	7.3	$723,463
Options expected to vest after June 30, 2025	136,762	$32.78	7.9	$1,597,697

As of June 30, 2025, there was $1.1 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 2.9 years.  There were no unrecognized costs remaining under the 2013 plan as of June 30, 2025.

Information related to the stock options plans during the three months ended June 30, 2025 and 2024.

	2025	2024
Fair value of options vested	$-	$-
Intrinsic value of options exercised	$243,000	$4,000
Cash received from option exercises	$254,000	$8,000
Tax benefit from option exercises	$2,000	$-
Compensation cost	$96,000	$131,000
Tax benefit associated with compensation cost	$5,000	$13,000

Information related to the stock options plans during the six months ended June 30, 2025 and 2024.

	2025	2024
Fair value of options vested	$193,000	$7,000
Intrinsic value of options exercised	$614,000	$536,000
Cash received from option exercises	$583,000	$367,000
Tax benefit from option exercises	$19,000	$69,000
Compensation cost	$163,000	$219,000
Tax benefit associated with compensation cost	$9,000	$20,000

During the six months ended June 30, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three months ended June 30, 2025, and June 30, 2024, were $0 and $25,000, respectively. Compensation costs related to these units during the six months ended June 30, 2025, and June 30, 2024, were $14,000 and $37,000, respectively. As of June 30, 2025, there was no unrecognized compensation cost related to restricted stock units.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2025 and 2024.

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2025 follows, in thousands:

		Fair Value Measurements at June 30, 2025, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$79,266	$79,266	$-	$-	$79,266
Investment securities	439,676	-	439,676	-	439,676
Loans, net	1,006,873	-	-	971,530	971,530
FHLB stock	6,234	-	6,234	-	6,234
FRB Stock	1,384	-	1,384	-	1,384
Financial liabilities:
Deposits	1,366,827	1,240,043	-	125,532	1,365,575
Repurchase agreements	14,940	-	14,940	-	14,940
Borrowings	15,000	-	-	14,202	14,202

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 follows, in thousands:

		Fair Value Measurements at December 31, 2024 Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$82,018	$82,018	$-	$-	$82,018
Investment securities	437,735	-	437,735	-	437,735
Loans, net	1,005,375	-	-	981,114	981,114
FHLB stock	6,234	-	6,234	-	6,234
FRB Stock	1,380	-	1,380	-	1,380
Financial liabilities:
Deposits	1,371,101	1,276,912	-	94,161	1,371,073
Repurchase agreements	22,073	-	22,073	-	22,073
Borrowings	15,000	-	-	13,967	13,967

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	222,524	-	222,524	-
U.S. Government agencies collateralized by mortgage obligations-commercial	129,241	-	129,241	-
Obligations of states and political subdivisions	87,911	-	87,911	-
	$439,676	$-	$439,676	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Six Months Ended June 30, 2025

Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$-
Agricultural	2,060	-	-	2,060	931
Total	$2,084	$-	$-	$2,084	$931

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Six Months Ended June 30, 2024
Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$-

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges recognized during the three and six months ended June 30, 2025, and 2024, related to the above collateral dependent loans, totaled $931,000 and $0, respectively. The collateral-dependent loans at June 30, 2025, consists of five loans which had been allocated specific credit reserves. The collateral-dependent loans at  December 31, 2024, consist solely of one loan which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	6/30/2025	12/31/2024	Technique	Significant Unobservable Input	6/30/2025	12/31/2024
Collateral-dependent loans:
Commercial	$24	$24	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	54%	53%
Agricultural	2,060	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	(2% - 100%) 31%
Total	$2,084	$24

Other Real Estate:
RE – Residential	$91	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	60%

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the six months ended June 30, 2024 and June 30, 2025 were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2024	$(46,088)	$(32,464)
Current year-to-date other comprehensive income	10,443	7,355
Ending balance, June 30, 2024	$(35,645)	$(25,109)

Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	6,343	4,467
Ending balance, June 30, 2025	$(29,355)	$(20,678)

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2025 and June 30, 2024, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Affected Line Item on the Statement of Income
Investment securities:
(Gain)/ loss on sale of investment securities	$(3)	$19,826	Non-Interest Income
Tax effect	1	(5,861)	Provision for income taxes
Total reclassifications for the period	$(2)	$13,965	Net income

11. SUBSEQUENT EVENTS

On July 1, 2025 (the “Closing Date”), Plumas Bancorp completed its previously announced acquisition of Cornerstone Community Bancorp (“Cornerstone”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of January 28, 2025, by and between the Company and Cornerstone (the “Merger Agreement”). Pursuant to the Merger Agreement, on the Closing Date, Cornerstone merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. Immediately following the Merger, Cornerstone’s subsidiary, Cornerstone Community Bank merged with and into the Company’s subsidiary, Plumas Bank with Plumas Bank as the surviving bank. On June 30, 2025, Cornerstone had total assets, net loans and deposits of $658 million, $472 million and $580 million, respectively.

Pursuant to the terms of the Merger Agreement, upon the completion of the Merger, each share of Cornerstone common stock outstanding immediately prior was converted into the right to receive 0.6608 shares of common stock of the Company and $9.75 cash, with cash paid in lieu of fractional shares. The total aggregate consideration delivered to holders of Cornerstone common stock in the Merger was 1,003,718 shares of Company common stock and $14.8 million cash. In addition, in accordance with the Merger Agreement, the Company paid approximately $1.3 million to holders of options to purchase Cornerstone common stock that were terminated in connection with the Merger. The Company also assumed options to purchase 35,000 shares of Cornerstone common stock representing, on an as-converted basis, options to purchase 30,803 shares of the Company’s common stock.

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2025 and December 31, 2024 and for the three and six-month periods ended June 30, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2024 Annual Report to Shareholders on Form 10-K.

SALES/LEASEBACK AND INVESTMENT RESTRUCTURING - February 2024

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED June 30, 2025

Net Income. The Company recorded net income of $13.5 million for the six months ended June 30, 2025, up from net income of $13.0 million for the six months ended June 30, 2024. Increases of $860 thousand in net interest income and $1.2 million in non-interest income and a decline of $636 thousand in the provision for credit losses were partially offset by increases of $1.7 million in non-interest expense and $583 thousand in the provision for income tax expense. The annualized return on average assets was 1.67% for the six months ended June 30, 2025, up from 1.61% for the six months ended June 30, 2024. The annualized return on average equity decreased from 16.7% during the six months ended June 30, 2024, to 14.7% during the current period.

Net-interest income increased by $860 thousand from $35.9 million during the six months ended June 30, 2024, to $36.7 million during the current quarter. The provision for credit losses decreased from $1.7 million during the first half of 2024 to $1.1 million during the current six-month period.

Non-interest income increased by $1.2 million from $4.3 million during the six months ended June 30, 2024 to $5.5 million during the first half of 2025 mostly related to a legal settlement totaling $1.1 million received in the first quarter of 2025. This settlement related to the Dixie Fire in August of 2021 which swept through the town of Greenville, California.  The fire caused severe damage to the Greenville area, including the telecommunications infrastructure which adversely affected our ability to service our customers in this area during the last few years.

Non-interest expense increased by $1.7 million from $20.8 million during the first half of 2024 to $22.5 million during the current six-month period. Of this amount $1.1 million relates to costs associated with our acquisition of Cornerstone Community Bancorp. We signed a definitive agreement to acquire Cornerstone Community Bancorp on January 28, 2025, and completed the acquisition on July 1, 2025. Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $1.1 million in merger related costs, $801 thousand is estimated to be not deductible for state and federal income tax.

The provision for income taxes increased by $583 thousand from $4.6 million, or 26.2% of pre-tax income, during the six months ended June 30, 2024 to $5.2 million, or 27.8% of pre-tax income, during the current six-month period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven mostly by growth in the loan portfolio and the repayment of Bank Term Funding Program (BTFP) borrowings, net interest income increased by $860 thousand from $35.9 million during the six months ended June 30, 2024, to $36.7 million for the six months ended June 30, 2025. The increase in net interest income includes an increase of $36 thousand in interest income and a decline of $824 thousand in interest expense. See "Short-term Borrowing Arrangements" for a discussion of BTFP borrowing activity.

Interest and fees on loans increased by $1.0 million related to an increase in average balance partially offset by a decline in yield. The average balance of loans during the six months ended June 30, 2025 was $1.0 billion, an increase of $44 million from $972 million during the same period in 2024. The average yield on loans decreased by 6 basis points from 6.21% during the first six months of 2024 to 6.15% during the current period.

Interest on investment securities increased by $84 thousand related to an increase in yield of 21 basis points to 4.10% partially offset by a decline in average balance. The increase in investment yields is consistent with the increase in market rates and the restructuring of the investment portfolio in February of 2024. Average investment securities declined from $462 million during the six months ended June 30, 2024 to $443 million during the current period.

Interest on cash balances declined by $1.1 million related to both a decline in balance and a decline in yield. The rate earned on cash balances declined by 104 basis points to 4.5% and the average balance declined from $81.8 million during the first six months of 2024 to $53.8 million during the current period.

Related to a $2.5 million decline in interest on BTFP borrowings partially offset by an increase in  interest bearing deposits and an increase in the cost of these deposits, interest expense decreased from $5.3 million during the six months ended June 30, 2024 to $4.5 million during the current period. The average rate paid on interest bearing liabilities decreased from 1.39% during the 2024 period to 1.24% in 2025.

Interest paid on deposits increased by $1.7 million and is broken down by product type as follows: money market accounts - $1.6 million and savings deposits - $109 thousand. The average rate paid on interest-bearing deposits increased from 0.79% during the six months ended June 30, 2024 to 1.21% during the current period. Average interest-bearing deposits totaled $698 million during the first half of 2025, an increase of $62 million from $636 million during the first half of 2024.

Net interest margin for the six months ended June 30, 2025 increased 13 basis points to 4.89%, up from 4.76% for the same period in 2024.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,016,008	$31,008	6.15%	$972,427	$30,005	6.21%
Taxable investment securities	369,376	7,840	4.28%	369,815	7,537	4.10%
Non-taxable investment securities (1)	73,795	1,174	3.21%	92,225	1,393	3.04%
Interest-bearing deposits	53,845	1,201	4.50%	81,807	2,252	5.54%
Total interest-earning assets	1,513,024	41,223	5.49%	1,516,274	41,187	5.46%
Cash and due from banks	26,679			27,722
Other assets	86,732			85,300
Total assets	$1,626,435			$1,629,296

Interest-bearing liabilities:
Money market deposits	$283,469	2,429	1.73%	$213,399	$844	0.80%
Savings deposits	311,151	463	0.30%	329,242	354	0.22%
Time deposits	103,304	1,288	2.51%	93,092	1,304	2.82%
Total deposits	697,924	4,180	1.21%	635,733	2,502	0.79%
Other borrowings	15,000	290	3.90%	117,170	2,798	4.80%
Repurchase agreements & other	19,216	31	0.33%	19,260	25	0.26%
Total interest-bearing liabilities	732,140	4,501	1.24%	772,163	5,325	1.39%
Non-interest-bearing deposits	670,961			668,441
Other liabilities	37,602			31,118
Shareholders' equity	185,732			156,574
Total liabilities & equity	$1,626,435			$1,628,296
Cost of funding interest-earning assets (4)			0.60%			0.70%
Net interest income and margin (5)		$36,722	4.89%		$35,862	4.76%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $3.9 million for 2025 and $4.8 million for 2024 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the six-month period ended June 30, 2025 and 2024 were $471,000 and $682,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-months ended June 30, 2025, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 over 2024 change in net interest income
	for the six months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$1,341	$(244)	$(94)	$1,003
Taxable investment securities	(9)	333	(21)	303
Non-taxable investment securities	(277)	78	(20)	(219)
Interest-bearing deposits	(768)	(421)	138	(1,051)
Total interest income	287	(254)	3	36
Interest-bearing liabilities:
Money market deposits	276	987	322	1,585
Savings deposits	(19)	137	(9)	109
Time deposits	143	(140)	(19)	(16)
Other borrowings	(2,433)	(525)	450	(2,508)
Repurchase agreements & other	-	6	-	6
Total interest expense	(2,033)	465	744	(824)
Net interest income	$2,320	$(719)	$(741)	$860

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first half of 2025 we recorded a provision for credit losses of $1,110,000 consisting of a provision for credit losses on loans of $1,150,000 and a decrease in the reserve for unfunded commitments of $40,000. This compares to a provision for credit losses of $1,746,000 consisting of a provision for credit losses on loans of $1,825,000 and a decrease in the reserve for unfunded commitments of $79,000 during the first half of 2024.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the six months ended June 30, 2025, non-interest income totaled $5.6 million, an increase of $1.2 million from the six months ended June 30, 2024. The largest component of this increase was a legal settlement totaling $1.1 million related to the Dixie Fire in August of 2021. This settlement is included in Other in the following table.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2025 and 2024, dollars in thousands:

	For the Six Months Ended
	June 30,
	2025	2024	Dollar Change	Percentage Change
Service charges on deposit accounts	$1,486	$1,458	$28	1.9%
Interchange revenue	1,474	1,522	(48)	(3.2)%
Loan servicing fees	334	388	(54)	(13.9)%
FHLB Dividends	272	273	(1)	(0.4)%
Earnings on life insurance policies	217	200	17	8.5%
Gain (loss) on sale of investment securities	3	(19,826)	19,829	100.0%
Gain on sale of buildings	-	19,854	(19,854)	(100.0)%
Other	1,788	473	1,315	278.0%
Total non-interest income	$5,574	$4,342	$1,232	28.4%

Non-interest expense. During the six months ended June 30, 2025, total non-interest expense increased by $1.7 million from $20.8 million during the first half of 2024 to $22.5 million during the current period. The largest components of this increase were merger related expenses of $1.1 million, salary and benefit expenses of $784 thousand and occupancy and equipment expenses of $425 thousand. The increase in salary and benefit expense included an increase in salary expense of $484 thousand related primarily to merit and promotional salary increases. A decrease in deferred loan origination fees of $257 thousand was offset by a decline in commission expense of $317 thousand. Both items mostly relate to a decline in SBA loan production during the comparison periods. The increase in occupancy and equipment expense mostly relates to an increase in rent expense of $374 thousand related to the February 2024 sales/leaseback transaction. Partially offsetting these increases in expense were several reductions in non-interest expense the largest of which was a reduction in professional fees of $320 thousand.  Included in professional fees during the six months ended June 30, 2024 were legal expenses totaling $188 thousand related to a litigation matter that was settled in the second half of 2024.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2025 and 2024, dollars in thousands:

	For the Six Months Ended
	June 30,
	2025	2024	Dollar Change	Percentage Change
Salaries and employee benefits	$11,433	$10,649	$784	7.4%
Occupancy and equipment	4,064	3,639	425	11.7%
Outside service fees	2,424	2,316	108	4.7%
Merger and acquisition expenses	1,050	-	1,050	100.0%
Advertising and shareholder relations	535	458	77	16.8%
Professional fees	448	768	(320)	(41.7)%
Armored car and courier	441	422	19	4.5%
Deposit insurance	362	372	(10)	(2.7)%
Business development	355	363	(8)	(2.2)%
Director compensation and expense	321	366	(45)	(12.3)%
Telephone and data communication	298	426	(128)	(30.0)%
Loan collection expenses	122	221	(99)	(44.8)%
Amortization of Core Deposit Intangible	87	102	(15)	(14.7)%
Other	537	691	(154)	(22.3)%
Total non-interest expense	$22,477	$20,793	$1,684	8.1%

Provision for income taxes. The provision for income taxes increased by $583 thousand from $4.6 million, or 26.2% of pre-tax income, during the six months ended June 30, 2024 to $5.2 million, or 27.8% of pre-tax income, during the current period.  The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income, such as earnings on Bank owned life insurance and municipal securities interest, decrease taxable income while non-deductible merger transaction costs incurred during the current period increase taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED June 30, 2025

Net Income. The Company recorded net income of $6.3 million for the three months ended June 30, 2025, down from net income of $6.8 million for the three months ended June 30, 2024. An increase of $159 thousand in non-interest income and declines of $149 thousand in the provision for income taxes and $65 thousand in the provision for credit losses were offset by a decline in net interest income of $222 thousand and an increase of $616 thousand in non-interest expense. The annualized return on average assets was 1.56% for the three months ended June 30, 2025, down from 1.67% for the three months ended June 30, 2024. The annualized return on average equity decreased from 17.1% during the second quarter of 2024 to 13.4% during the current quarter.

Net interest income decreased by $222 thousand from $18.4 million during the three months ended June 30, 2024, to $18.2 million during the current quarter. The provision for credit losses decreased from $925 thousand during the second quarter of 2024 to $860 thousand during the current quarter.

Non-interest income increased by $159 thousand from $2.2 million during the three months ended June 30, 2024 to $2.4 million during the second quarter of 2025.

Non-interest expense increased by $616 thousand from $10.4 million during the second quarter of 2024 to $11.0 million during the current quarter. Of this amount, $481 thousand relates to costs associated with our acquisition of Cornerstone Community Bancorp. Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $481 thousand in merger related costs, $239 thousand is estimated to be not deductible for state and federal income tax.

The provision for income taxes decreased by $149 thousand from $2.5 million, 26.9% of pre-tax income, during the three months ended June 30, 2024 to $2.4 million, or 27.1% of pre-tax income, during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income was $18.2 million for the three months ended June 30, 2025, a decrease of $222 thousand from the same period in 2024. The decrease in net interest income includes a decrease of $527 thousand in interest income partially offset by a decrease of $305 thousand in interest expense. Interest and fees on loans increased by $200 thousand related to growth in the loan portfolio partially offset by a decline in yield.

Average loan balances increased by $39 million, while the average yield on these loans decreased by 18 basis points from 6.32% during the second quarter of 2024 to 6.14% during the current quarter. Of the 18 basis points decrease, 13 basis points relate to the reversal of $344 thousand in interest income related to fifteen loans which were placed on nonaccrual status during the current quarter. The average prime interest rate decreased from 8.5% during the second quarter of 2024 to 7.5% during the current quarter. Approximately 16% of the Company's loans are tied to the prime interest rate, and most of these reprice within one to three months with a change in prime. Additionally, during the second quarter of 2024, we recovered $316 thousand in interest on loans that were classified as nonaccrual and which were paid off in full during the quarter which elevated loan yield during the 2024 quarter. The effect of these items was partially offset by an increase in average yield on the bank’s fixed rate portfolio which includes growth in fixed rate SBA loans which totaled $75 million at June 30, 2025, and $62 million at June 30, 2024. The weighted average rate earned on this portfolio at June 30, 2025, was 8.3%. The Bank is also benefiting from the repricing of a portion of our Commercial Real Estate loans. Most of these loans are indexed to the 5-year Treasury note and reprice every five years.

Interest on investment securities decreased by $30 thousand as yield on these securities decreased slightly from 4.11% during the 2024 quarter to 4.08% during the current quarter and average investment securities declined from $444 million during the three months ended June 30, 2024 to $442 million during the current quarter.

Interest on cash balances decreased by $697 thousand related to a decline in average balance of $42 million and a decrease in average rate paid on cash balances of 104 basis points from 5.51% during the second quarter of 2024 to 4.47% during the current quarter. This decline in yield was mostly related to a decline in rate paid on balances held at the FRB. The average rate earned on FRB balances decreased from 5.40% during the second quarter of 2024 to 4.40% during the current quarter.

Interest expense decreased by $305 thousand, related to the repayment of the BTFP borrowings. The average rate paid on interest bearing liabilities decreased from 1.44% during the 2024 quarter to 1.33% in 2025 related to the decrease in these borrowings.

Interest paid on deposits increased by $968 thousand and is broken down as follows: money market accounts - $815 thousand, savings deposits - $83 thousand and time deposits - $70 thousand. The increase in interest paid on money market accounts mostly relates to an increase in public entity balances and the rate earned on these balances. During the second half of 2024 and continuing into 2025, we have offered a premium money market rate on large balances of public entities in our service area, matching the rate they could earn from the California local agency investment fund. This has led to the significant increase in balances and rate paid on money market accounts. The average balance of money market accounts during the current quarter was $288 million, an increase of $72 million from $216 million during the three months ended June 30, 2024. The average rate paid on money market accounts increased 92 basis points to 1.79%. The increase in interest on savings accounts was driven by an increase in the average rate paid of 12 basis points to 34 basis points. The increase in interest on time deposits includes an increase in average balance of $23 million partially offset by a decline in average rate paid of 33 basis points to 2.53% as promotional time deposits issued in 2024 matured. Many of these promotional time deposits were renewed at lower rates. The average rate paid on interest-bearing deposits increased from 0.84% during the second quarter of 2024 to 1.30% during the current quarter. The average balance of interest-bearing deposits increased from $633 million during the three months ended June 30, 2024 to $705 million during the quarter.

Net interest margin for the three months ended June 30, 2025 decreased 6 basis points to 4.83%, down from 4.89% for the same period in 2024. Excluding the $344 thousand in interest reversed described earlier, net interest margin for the three months ended June 30, 2025 would have been 4.93%.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,020,004	$15,612	6.14%	980,723	$15,412	6.32%
Taxable investment securities	369,624	3,913	4.25%	367,841	3,932	4.30%
Non-taxable investment securities (1)	72,719	591	3.26%	76,275	602	3.17%
Interest-bearing deposits	46,368	517	4.47%	88,607	1,214	5.51%
Total interest-earning assets	1,508,715	20,633	5.48%	1,513,446	21,160	5.62%
Cash and due from banks	26,880			26,859
Other assets	87,117			90,092
Total assets	$1,622,712			$1,630,397

Interest-bearing liabilities:
Money market deposits	$287,707	$1,283	1.79%	$215,614	$468	0.87%
Savings deposits	298,989	257	0.34%	322,919	174	0.22%
Time deposits	118,057	744	2.53%	94,684	674	2.86%
Total deposits	704,753	2,284	1.30%	633,217	1,316	0.84%
Other borrowings	15,000	146	3.90%	120,000	1,431	4.80%
Repurchase agreements & other	17,265	20	0.46%	16,809	8	0.19%
Total interest-bearing liabilities	737,018	2,450	1.33%	770,026	2,755	1.44%
Non-interest-bearing deposits	659,554			663,094
Other liabilities	37,112			37,794
Shareholders' equity	189,028			159,483
Total liabilities & equity	$1,622,712			$1,630,397
Cost of funding interest-earning assets (4)			0.65%			0.73%
Net interest income and margin (5)		$18,183	4.83%		$18,405	4.89%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $4.1 million for 2025 and $4.2 million for 2024 are included in average loan balances for computational purposes.
(3)	Net costs included in loan interest income for the three-month period ended June 30, 2025 and 2024 were $196,000 and $338,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended June 30, 2025, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 over 2024 change in net interest income
	for the three months ended June 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$619	$(443)	$24	$200
Taxable investment securities	19	(49)	11	(19)
Non-taxable investment securities	(28)	16	1	(11)
Interest-bearing deposits	(580)	(229)	112	(697)
Total interest income	30	(705)	148	(527)
Interest-bearing liabilities:
Money market deposits	157	492	166	815
Savings deposits	(13)	103	(7)	83
Time deposits	167	(79)	(18)	70
Other borrowings	(1,256)	(267)	238	(1,285)
Repurchase agreements & other	-	12	-	12
Total interest expense	(945)	261	379	(305)
Net interest income	$975	$(966)	$(231)	$(222)

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the second quarter of 2025 we recorded a provision for credit losses of $860 thousand consisting of a provision for credit losses on loans of $900 thousand and a reduction in the provision for unfunded loan commitments of $40 thousand. This compares to a provision for credit losses of $925 thousand, all of which represented a provision for credit losses on loans, during the second quarter of 2024. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income increased by $159 thousand to $2.4 million during the current quarter. The largest increase was related to a $184 thousand adjustment to the value of our stock holdings in one of our correspondent banks. This adjustment is included in Other in the following table.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	June 30,
	2025	2024	Dollar Change	Percentage Change
Interchange revenue	$784	$782	$2	0.3%
Service charges on deposit accounts	781	743	38	5.1%
Loan servicing fees	148	186	(38)	(20.4)%
FHLB Dividends	135	136	(1)	(0.7)%
Earnings on life insurance policies	108	104	4	3.8%
Other	405	251	154	61.4%
Total non-interest income	$2,361	$2,202	$159	7.2%

Non-interest expense. During the three months ended June 30, 2025, total non-interest expense increased by $616 thousand from $10.4 million during the second quarter of 2024 to $11.0 million during the current quarter. The largest components of this increase were merger related expenses of $481 thousand and salary and benefit expense of $270 thousand. The increase in salary and benefit expense includes an increase in salary expense of $216 thousand related primarily to merit and promotional salary increases. A decrease in deferred loan origination fees of $144 thousand was offset by a decline in commission expense of $180 thousand. Both items mostly relate to a decline in SBA loan production during the comparison quarters.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	June 30,
	2025	2024	Dollar Change	Percentage Change
Salaries and employee benefits	$5,553	$5,283	$270	5.1%
Occupancy and equipment	2,050	1,949	101	5.2%
Outside service fees	1,160	1,184	(24)	(2.0)%
Merger and acquisition expenses	481	-	481	100.0%
Advertising and shareholder relations	273	214	59	27.6%
Armored car and courier	224	220	4	1.8%
Professional fees	219	329	(110)	(33.4)%
Business development	188	210	(22)	(10.5)%
Deposit insurance	180	185	(5)	(2.7)%
Director compensation and expense	155	199	(44)	(22.1)%
Telephone and data communication	124	204	(80)	(39.2)%
Loan collection expenses	51	117	(66)	(56.4)%
Amortization of Core Deposit Intangible	44	51	(7)	(13.7)%
Other	310	251	59	23.5%
Total non-interest expense	$11,012	$10,396	$616	5.9%

Provision for income taxes. The provision for income taxes decreased by $149 thousand from $2.5 million, or 26.9% of pre-tax income, during the three months ended June 30, 2024 to $2.4 million, or 27.1% of pre-tax income, during the current quarter.  The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the current quarter effectively increase taxable income.

FINANCIAL CONDITION

Total assets on June 30, 2025, were $1.6 billion, an increase of $5 million from December 31, 2024. The largest components of this increase were increases in accrued interest receivable and other assets of $5.1 million, investment securities of $1.9 million and net loans of $1.5 million. These increases were partially offset by a decrease of $2.7 million in cash equivalents. Accrued interest payable and other liabilities increased by $1.4 million and shareholders’ equity increased by $15.2 million from $177.9 million on December 31, 2024, to $193.1 million on June 30, 2025. The largest declines in liabilities were decreases in repurchase agreements of $7.1 million and total deposits which decreased by $4.3 million and totaled $1.4 billion on June 30, 2025.  A detailed discussion of each of these changes follows.

Loan Portfolio. Gross loans increased by approximately $2.4 million, or 0.2%, and totaled $1.0 billion on June 30, 2025, and December 31, 2024. The largest increases in loans were $26.7 million in commercial real estate loans, $3.7 million in commercial loans and $3.7 million in equity lines of credit. These were offset by declines of $12.7 million in construction and land development loans, $13.2 million in auto loans, $5.0 million in agricultural loans and $0.8 million in all other loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans, commercial loans and auto loans.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2025	06/30/2025	12/31/2024	12/31/2024
Commercial	$81,118	8.0%	$77,444	7.6%
Agricultural	113,850	11.2%	118,866	11.7%
Real estate – residential	11,053	1.1%	11,539	1.1%
Real estate – commercial	673,129	66.1%	646,378	63.7%
Real estate – construction and land development	40,798	4.0%	53,503	5.3%
Equity Lines of Credit	41,620	4.1%	37,888	3.7%
Auto	51,487	5.1%	64,734	6.4%
Other	4,791	0.4%	5,072	0.5%
Total Gross Loans	$1,017,846	100%	$1,015,424	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 83% of the total loan portfolio at June 30, 2025. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta and Sutter and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 66% of the lending portfolio at June 30, 2025. CRE loans were 40% investor-owned, 44% owner-occupied, and 16% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 13% Retail, 13% Mixed Commercial Real Estate, 12% Office, 8% Hospitality, 8% Special Purpose, 8% Gas Stations, 8% Industrial, 6% Mini Storage Facilities, 6% Residential, 5% Senior Care Facilities, and 5% Mixed Commercial and Residential, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 29% of CRE loans were located in northern Nevada and 49% were located in northern California. Of the $13.7 million in non-accrual balances at June 30, 2025, approximately 9% were CRE. Of the $22.0 million in substandard balances at June 30, 2025 approximately 24% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At June 30, 2025, and December 31, 2024, approximately 78% and 77%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s variable rate loan portfolio on June 30, 2025; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 76% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

At January 1, 2023, the adoption and implementation date of ASC Topic 326, June 30, 2025, and December 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at June 30, 2025, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of June 30, 2025 and December 31, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Six Months Ended		For the Year Ended
(dollars in thousands)	June 30,		December 31,
	2025	2024	2024	2023	2022
Balance at beginning of period	$13,196	$12,867	$12,867	$10,717	$10,352
Impact of CECL Adoption	-	-	-	529	-
Adjusted balance	13,196	12,867	12,867	11,246	10,352
Charge-offs:
Commercial	165	65	302	123	207
Agricultural	11	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	19
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	251	896	1,643	1,550	1,195
Other	79	49	94	129	40
Total charge-offs	506	1,010	2,039	1,802	1,461
Recoveries:
Commercial	10	15	25	44	27
Agricultural	-	-	-	-	-
Real estate – residential	2	2	4	3	3
Real estate – commercial	-		1	1	2
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	349	376	928	746	482
Other	8	7	35	54	12
Total recoveries	369	400	993	848	526
Net charge-offs	137	610	1,046	954	935
Provision for credit losses - loans	1,150	1,825	1,375	2,575	1,300
Balance at end of period	$14,209	$14,082	$13,196	$12,867	$10,717
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.03%	0.13%	0.11%	0.10%	0.11%
Allowance for credit losses to total loans	1.39%	1.41%	1.30%	1.34%	1.18%

The following table provides a breakdown of the allowance for credit losses at June 30, 2025,and December 31, 2024:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	6/30/2025	6/30/2025	12/31/2024	12/31/2024
Commercial	$1,397	8.0%	$1,265	7.6%
Agricultural	2,657	11.2%	1,802	11.7%
Real estate – residential	110	1.1%	102	1.1%
Real estate – commercial	7,742	66.1%	7,459	63.7%
Real estate – construction and land development	694	4.0%	815	5.3%
Equity Lines of Credit	562	4.1%	460	3.7%
Auto	955	5.1%	1,215	6.4%
Other	92	0.4%	78	0.5%
Total	$14,209	100%	$13,196	100%

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
	2025	2024	2023	2022
	(dollars in thousands)

Nonaccrual loans	$13,652	$4,105	$4,820	$1,172
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	13,652	4,105	4,820	1,172
Other real estate owned	91	91	357	0
Other vehicles owned	4	111	138	18
Total nonperforming assets	$13,747	$4,307	$5,315	$1,190
Interest income forgone on nonaccrual loans	$539	$301	$257	$121
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	1.34%	0.40%	0.50%	0.13%
Nonperforming assets to total assets	0.84%	0.27%	0.33%	0.07%

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

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at June 30, 2025, were $13.7 million, up from $4.3 million at December 31, 2024. Nonperforming assets as a percentage of total assets increased to 0.84% at June 30, 2025, up from 0.27% at December 31, 2024. OREO totaled $91 thousand at June 30, 2025, and December 31, 2024. Nonperforming loans were $13.7 million at June 30, 2025 and $4.1 million at December 31, 2024.  Nonperforming loans as a percentage of total loans increased to 1.34% at June 30, 2025, up from 0.40% at December 31, 2024. The increase in nonperforming loans is related to one agricultural loan relationship of 15 loans totaling $9.9 million. The borrower on these loans was unable to meet his commitments under modified loan agreements, and therefore during the quarter, we placed the loans on nonaccrual status. Interest reversed on these loans during the current quarter totaled $344 thousand and specific loan loss reserves totaling $931 thousand were applied against the loans.

During the first half of 2025, we recorded a provision for credit losses of $1.1 million consisting of a provision for credit losses on loans of $1.1 million and a decrease in the reserve for unfunded commitments of $40 thousand. The $1.1 million mostly relates to the specific loan loss reserves noted in the previous paragraph. This compares to a provision for credit losses of $1.7 million consisting of a provision for credit losses on loans of $1.8 million and a decrease in the reserve for unfunded commitments of $79 thousand during the six months ended June 30, 2024.

Net charge-offs totaled $137 thousand and $610 thousand during the six months ended June 30, 2025 and 2024, respectively. The allowance for credit losses totaled $14.2 million at June 30, 2025 and $13.2 million at December 31, 2024. The allowance for credit losses as a percentage of total loans was 1.39% and 1.30% at June 30, 2025 and December 31, 2024.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended June 30,
	#	2025	#	2024
Beginning Balance	1	$91	1	$357
Additions	-	-	1	141
Dispositions	-	-	1	(357)
Provision from change in OREO valuation	-	-	-	-
Ending Balance	1	$91	1	$141

Investment Portfolio and Federal Reserve Balances. Total investment securities were $439.7 million as of June 30, 2025, and $437.7 million at December 31, 2024. Unrealized losses on available-for-sale investment securities totaling $29.4 million were recorded, net of $8.7 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at June 30, 2025. Unrealized losses on available-for-sale investment securities totaling $35.7 million were recorded, net of $10.6 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024. During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%. These sales and purchases were made as part of the investment restructure described earlier. During the three and six-months ending June 30, 2025 we sold $1.2 million in available for sale investment securities recording a net gain on sale of $3 thousand.

The investment portfolio at June 30, 2025, consisted of $351.8 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 169 municipal securities totaling $87.9 million. The investment portfolio at December 31, 2024, consisted of $350.2 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $87.5 million.

There were no Federal funds sold at June 30 2025, and December 31, 2024; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $41.1 million at June 30, 2025, and $47.2 million at December 31, 2024. The balance, on June 30, 2025, earns interest at the rate of 4.40%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $1.4 billion on June 30, 2025, a decrease of $4 million from December 31, 2024. The decrease in deposits includes decreases of $19.5 million in savings accounts and $31.3 million in demand deposits mostly offset by increases of $13.9 in money market accounts and $32.6 million in time deposits.  At June 30, 2025, 49% of the Company’s deposits were in the form of non-interest-bearing demand deposits. The Company has no brokered deposits.

The following table shows the distribution of deposits by type at June 30, 2025 and December 31, 2024.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	06/30/2025	06/30/2025	12/31/2024	12/31/2024
Non-interest bearing	$668,086	48.9%	$699,401	51.0%
Money Market	281,516	20.6%	267,582	19.5%
Savings	290,440	21.2%	309,929	22.6%
Time	126,785	9.3%	94,189	6.9%
Total Deposits	$1,366,827	100%	$1,371,101	100%

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

The Company estimates that it has approximately $516 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $206 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	June 30,	December 31,
(dollars in thousands)	2025	2024
Remaining maturity:
Three months or less	$6,055	$11,697
After three through nine months	4,170	6,712
After six through twelve months	10,362	4,452
After twelve months	42,299	61
Total	$62,886	$22,922

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $255 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $439 million. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At June 30, 2025, the Company could borrow up to $98 million at the Discount Window secured by investment securities with a fair value of $101 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at June 30, 2025 and 2024.

The Federal Reserve Board, on March 12, 2023, announced the creation of the BTFP.  At June 30, 2024, the Company had outstanding borrowings under the BTFP totaling $105 million. All BTFP borrowings were paid off during 2024. Interest expense recognized on the BTFP borrowings for the three and six-months ended June 30, 2024, was $1.3 million and $2.5 million, respectively.

Note Payable. The Company's borrowing at June 30, 2025, and December 31, 2024, consist of a Term Note entered into on January 25, 2022, which matures on January 25, 2035, and can be prepaid at any time. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at June 30, 2025. Interest expense recognized on the Term Note for the six-months ended June 30, 2025 and 2024 totaled $290,000 and $313,000, respectively.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $14.9 million and $22.1 million at June 30, 2025, and December 31, 2024, respectively, are secured by U.S. Government agency securities with a carrying amount of $38.5 million at June 30, 2025, and December 31, 2024. Interest paid on this product is similar to, but less than, that which is paid on the Bank’s money market accounts; however, these are not deposits and are not FDIC insured.  Interest expense recognized on repurchase agreements for the six-months ended June 30, 2025 and 2024 totaled $30 thousand and $18 thousand, respectively.

Shareholders’ Equity. Shareholders’ equity increased by $15.2 million from $177.9 million at December 31, 2024 to $193.1 million at June 30, 2025. The $15.2 million increase was related to net income during the current period of $13.5 million, a decline in accumulated other comprehensive loss of $4.5 million and stock option and restricted stock activity of $760 thousand partially offset by shareholder dividends of $3.5 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.30 per share on May 15, 2025 and February 17, 2025 and a quarterly cash dividend of $0.27 per share on February 15, 2024, May 15, 2024, August 15, 2024, and November 15, 2024.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2025, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):
			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Common Equity Tier 1 Ratio	$208,487	17.9%	$52,339	4.5%	$75,600	6.5%
Tier 1 Leverage Ratio	208,487	12.7%	65,890	4.0%	82,362	5.0%
Tier 1 Risk-Based Capital Ratio	208,487	17.9%	69,785	6.0%	93,047	8.0%
Total Risk-Based Capital Ratio	223,028	19.2%	93,047	8.0%	116,308	10.0%

December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2025, the Company had $152.2 million in unfunded loan commitments and no letters of credit. This compares to $155.4 million in unfunded loan commitments at December 31, 2024. Of the $152.2 million in unfunded loan commitments, $89.7 million and $62.5 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2025, $82.5 million were secured by real estate, of which $28.6 million was secured by commercial real estate and $53.9 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company’s leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and one administrative office and owns three administrative facilities. The expiration dates of the leases vary, with the first such lease expiring during 2025 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the six months ended June 30, 2025, and 2024 was $1,723,000 and $1,349,000, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $255 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $439 million. The Company is also eligible to borrow at the FRB Discount Window. At June 30, 2025, the Company could borrow up to $98 million at the Discount Window secured by investment securities with a fair value of $101 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at June 30, 2025, and December 31, 2024.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long- term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. The Company estimates that it has approximately $516 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $206 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2025.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Completion of Acquisition, Creation of a Direct Financial Obligation, and Director Appointment as of June 30, 2025 is included in the Registrant's 8-K filed on July 2, 2025.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 6, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 6, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 6, 2025
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer