Form 10-Q
period 2025-09-30
PLUMAS BANCORP
filed 2025-11-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  November 3, 2025: 6,955,514 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2025	2024

Assets
Cash and cash equivalents	$87,279	$82,018
Investment securities available for sale, net of allowance for credit losses of $0 at September 30, 2025 and December 31, 2024	484,686	437,735
Loans, less allowance for credit losses of $19,564 at September 30, 2025 and $13,196 at December 31, 2024	1,480,415	1,005,375
Other real estate owned	114	91
Premises and equipment, net	24,983	12,495
Right-of-use assets	23,937	24,334
Bank owned life insurance	33,396	16,519
Goodwill	24,215	5,502
Accrued interest receivable and other assets	70,383	39,257
Total assets	$2,229,408	$1,623,326

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$862,085	$699,401
Interest bearing	957,451	671,700
Total deposits	1,819,536	1,371,101
Repurchase agreements	93,863	22,073
Lease liabilities	24,631	24,759
Accrued interest payable and other liabilities	18,723	12,493
Other borrowings	26,705	15,000
Total liabilities	1,983,458	1,445,426

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 6,952,064 shares at September 30, 2025 and 5,903,368 at December 31, 2024	75,426	29,043
Retained earnings	187,015	174,002
Accumulated other comprehensive loss, net	(16,491)	(25,145)
Total shareholders’ equity	245,950	177,900
Total liabilities and shareholders’ equity	$2,229,408	$1,623,326

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest Income:
Interest and fees on loans	$23,635	$15,635	$54,643	$45,639
Interest on investment securities	4,934	4,481	13,948	13,412
Other	1,228	1,746	2,429	3,998
Total interest income	29,797	21,862	71,020	63,049
Interest Expense:
Interest on deposits	3,884	1,571	8,064	4,074
Interest on borrowings	422	1,413	713	4,210
Other	317	8	347	33
Total interest expense	4,623	2,992	9,124	8,317
Net interest income before provision for (recovery of) credit losses	25,174	18,870	61,896	54,732
Provision for (Recovery of) Credit Losses	5,373	(400)	6,483	1,346
Net interest income after provision for (recovery of) credit losses	19,801	19,270	55,413	53,386
Non-Interest Income:
Interchange revenue	912	818	2,386	2,340
Service charges	816	766	2,303	2,224
Net (loss) gain on sale of investment securities	(374)	9	(371)	(19,817)
Gain on sale of buildings	-	-	-	19,854
Other	894	644	3,504	1,978
Total non-interest income	2,248	2,237	7,822	6,579
Non-Interest Expenses:
Salaries and employee benefits	7,418	5,481	18,851	16,129
Occupancy and equipment	2,471	1,988	6,535	5,627
Other	5,245	3,355	12,226	9,861
Total non-interest expenses	15,134	10,824	37,612	31,617
Income before provision for income taxes	6,915	10,683	25,623	28,348
Provision for Income Taxes	1,769	2,853	6,977	7,478
Net income	$5,146	$7,830	$18,646	$20,870

Basic earnings per share	$0.74	$1.33	$2.98	$3.54
Diluted earnings per share	$0.73	$1.31	$2.94	$3.50

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$5,146	$7,830	$18,646	$20,870
Other comprehensive income:
Change in net unrealized loss on securities	5,316	14,761	11,662	5,378
Change in fair value hedge	254	-	254	-
Less: reclassification adjustments for net (gain) loss included in net income	374	(9)	371	19,817
Net unrealized holding gain	5,944	14,752	12,287	25,195
Related tax effect:
Change in net unrealized loss on securities	(1,571)	(4,363)	(3,448)	(1,590)
Change in fair value hedge	(75)	-	(75)	-
Reclassification of net gain (loss) included in net income	(111)	3	(110)	(5,858)
Income tax effect	(1,757)	(4,360)	(3,633)	(7,448)
Other comprehensive income	4,187	10,392	8,654	17,747
Total comprehensive income	$9,333	$18,222	$27,300	$38,617

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2023	5,871,523	$28,033	$151,748	$(32,464)	$147,317
Net Income	-	-	20,870	-	20,870
Other comprehensive income	-	-		17,747	17,747
Cash dividends on common stock ($0.81 per share)	-	-	(4,772)	-	(4,772)
Exercise of stock options	25,010	367	-	-	367
Stock-based compensation expense	-	413	-	-	413
Balance, September 30, 2024	5,896,533	$28,813	$167,846	$(14,717)	$181,942

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	18,646	-	18,646
Other comprehensive income	-	-	-	8,654	8,654
Cash dividends on common stock ($0.90 per share)	-	-	(5,633)	-	(5,633)
Issuance of Common Stock	1,003,718	44,625	-	-	44,625
Vesting of stock options assumed in merger	-	552	-	-	552
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	41,945	936	-	-	936
Stock-based compensation expense	-	270	-	-	270
Balance, September 30, 2025	6,952,064	$75,426	$187,015	$(16,491)	$245,950

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, June 30, 2024	5,895,900	$28,656	$161,608	$(25,109)	$165,155
Net Income	-	-	7,830	-	7,830
Other comprehensive income	-	-	-	10,392	10,392
Cash dividends on common stock ($0.27 per share)	-	-	(1,592)	-	(1,592)
Exercise of stock options	633	-	-	-	-
Stock-based compensation expense	-	157	-	-	157
Balance, September 30, 2024	5,896,533	$28,813	$167,846	$(14,717)	$181,942

Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079
Net Income	-	-	5,146	-	5,146
Other comprehensive income	-	-	-	4,187	4,187
Cash dividends on common stock ($0.30 per share)	-	-	(2,085)	-	(2,085)
Issuance of Common Stock	1,003,718	44,625	-	-	44,625
Vesting of stock options assumed in merger	-	552	-	-	552
Exercise of stock options	14,640	353	-	-	353
Stock-based compensation expense	-	93	-	-	93
Balance, September 30, 2025	6,952,064	$75,426	$187,015	$(16,491)	$245,950

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$18,646	$20,870
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,483	1,346
Provision for Other Real Estate Owned (OREO) losses	27	-
Change in deferred loan origination costs/fees, net	(339)	(291)
Depreciation of premises and equipment and amortization of intangibles	1,786	1,132
Stock-based compensation expense	270	413
Net loss on sale of investment securities	371	19,817
Amortization of discount on subordinated debentures	84	-
Accretion of premium on time deposits	(651)	-
Amortization of investment security premiums	538	644
Accretion of investment security discounts	(950)	(881)
Accretion of discount on loans	(455)	-
Loss on sale of other vehicles	43	77
Gain on sale of loans held for sale	-	(37)
Loans originated for sale	(865)	(1,131)
Proceeds from loan sales	-	757
Earnings on bank-owned life insurance	(478)	(305)
Gain on sale of buildings	-	(19,854)
Increase in accrued interest receivable and other assets	(6,546)	(527)
(Decrease) increase in accrued interest payable and other liabilities	(2,792)	195
Net cash provided by operating activities	15,172	22,225

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	31,765	27,352
Proceeds from sale of available-for-sale securities	88,009	116,285
Proceeds from matured and called available-for-sale securities	870	4,700
Purchases of available-for-sale securities	(67,454)	(110,261)
Purchase of Federal Reserve Bank stock	(998)	(6)
Net increase in loans	(17,438)	(45,977)
Cash acquired in acquisition, net of consideration paid	35,777	-
Proceeds from the sale of OREO	-	362
Proceeds from sale of other vehicles	266	630
Proceeds from the sale of buildings	-	25,690
Purchase of premises and equipment	(1,005)	(570)
Net cash provided by investing activities	69,792	18,205

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(116,608)	$6,752
Net (decrease) increase in time deposits	(15,188)	10,589
Net increase (decrease) in securities sold under agreements to repurchase	71,790	(6,062)
Cash dividends paid on common stock	(5,633)	(4,772)
Increase in other borrowings	-	30,000
Decrease in other borrowings	(15,000)	(45,000)
Proceeds from exercise of stock options	936	367
Net cash used in financing activities	(79,703)	(8,126)
Increase in cash and cash equivalents	5,261	32,304
Cash and Cash Equivalents at Beginning of Period	82,018	85,655
Cash and Cash Equivalents at End of Period	$87,279	$117,959

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$9,784	$6,645
Income taxes	$8,595	$6,875

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$274	$727
Common stock retired in connection with the exercise of stock options	$86	$78
Lease liabilities arising from obtaining right-of-use assets	$303	$22,588
Assets acquired in acquisition plus goodwill recognized	$659,348	$-
Liabilities assumed in acquisition	$616,745	$-
Common stock issued in acquisition	$45,177	$-

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

The Bank operates seventeen branches in California, including branches in Alturas, Anderson, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding (3 branches), Red Bluff, Susanville, Tahoe City, Truckee and Yuba City. The Bank's newest branch was opened in April 2023 and is located in Chico, California. The Bank’s administrative headquarters are in Quincy, California. In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and a commercial/agricultural lending office in Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas.  On July 1, 2025, the Company completed its acquisition of Cornerstone Community Bancorp (Cornerstone) increasing its branch network in California by four branches: one in Anderson, one in Red Bluff and two in Redding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2025 and the results of its operations and its cash flows for the three and nine-month periods. Our condensed consolidated balance sheet at  December 31, 2024 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2024 Annual Report to Shareholders on Form 10-K. The results of operations for the three and nine-month periods ended September 30, 2025,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

As part of the acquisition of Cornerstone on July 1, 2025, the Company acquired PCD loans.  At acquisition, the Company recorded PCD loans at their purchase price and simultaneously established an allowance for credit losses based on expected credit losses over the life of the loans.

Reconciliation of Purchase Price to Par Value (in thousands):

Par value of Acquired PCD Loans	$34,115
Less Credit Mark (ACL)	(315)
Less: Interest Mark (Non-Credit Discount)	(3,609)
Fair Value (Purchase Price)	$30,191

The fair value of PCD loans acquired in the Cornerstone acquisition was determined using a discounted cash flow (DCF) model. Key inputs and assumptions included:

●	Expected cash flows based on contractual terms adjusted for estimated prepayments and defaults
●	Discount rates reflecting current market rates for similar loans, adjusted for credit risk
●	Loss expectations derived from historical performance and forward-looking economic forecasts
●	Segmentation by loan type (e.g., commercial, consumer, real estate) to reflect differing risk profiles

The resulting fair value represents the present value of expected future cash flows, net of credit losses, and includes a gross-up for the allowance for credit losses under ASC 326.

Non-PCD Loans

As part of the acquisition of Cornerstone, the Company acquired a portfolio of loan receivables that did not exhibit credit deterioration at the acquisition date (non-PCD loans). In accordance with ASC 805 and ASC 326, these loans were initially recorded at fair value. An allowance for credit losses related to the non-PCD loans was recognized separately from the purchase price allocation, resulting in a charge to credit loss expense on the acquisition date. This treatment reflects the expected credit losses on the acquired loans and is consistent with the CECL model. The total fair value of non-PCD loans acquired was $432 million, the gross contractual amounts receivable is $579 million, and our best estimate of the contractual cash flows not expected to be collected is $6.7 million.

Business Combination and Fair Value Measurements

The Company completed its acquisition of Cornerstone on July 1, 2025. The transaction was accounted for under the acquisition method in accordance with ASC 805, Business Combinations, and the identifiable assets acquired, and liabilities assumed were recorded at their estimated fair values. Acquisition-related costs, including legal, accounting, and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805.

Fair Value Methodologies:

●

Loans: Fair value was estimated using a discounted cash flow model that considered credit quality, interest rate environment, and expected prepayments. Credit mark adjustments were applied to reflect estimated losses.

●	Investment Securities: Valued based on quoted market prices or observable inputs such as yield curves and credit spreads.
●	Premises and Equipment: Based on third-party appraisals and market comparables.
●	Core Deposit Intangible: Determined using a discounted cash flow model based on expected deposit retention and cost differentials relative to market rates.
●	Time Deposits and Borrowings: Measured using present value techniques based on current market rates for similar instruments.
●	Goodwill: Arises from synergies expected from the acquisition and is not amortizable for tax purposes.

These fair value estimates are preliminary and subject to change as additional information becomes available during the measurement period.

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at September 30, 2025 and December 31, 2024 consisted of the following, in thousands:

Available-for-Sale	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	258,397	2,216	(9,748)	250,865
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	147,614	1,253	(9,929)	138,938
Obligations of states and political subdivisions	102,086	686	(7,889)	94,883
	$508,097	$4,155	$(27,566)	$484,686

Unrealized losses on available-for-sale investment securities totaling $23,411,000 were recorded, net of $6,920,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2025.  During the nine months ended September 30, 2025, the Company sold 90 available-for-sale investment securities for proceeds of $88,009,000, recording a $625,000 loss on sale.  The loss was partially offset by a gain of $254,000 on the termination of a fair value hedge. The Company realized a gain on sale from fifteen of these securities totaling $36,000 and a loss on sale of 75 securities totaling $661,000. During the nine months ended September 30, 2024, the Company sold 157 available-for-sale investment securities for proceeds of $116,285,000 recording a $19,817,000 net loss on sale. The Company realized a gain on sale from ten of these securities totaling $115,000 and a loss on sale of 147 securities totaling $19,932,000.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2025 and twelve months ended December 31, 2024. There were no securities classified as held-to-maturity at September 30, 2025 or December 31, 2024.

Investment securities with unrealized losses at September 30, 2025 and December 31, 2024 are summarized and classified according to the duration of the loss period as follows, in thousands:

September 30, 2025	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$5,916	$22	$92,489	$9,726	$98,405	$9,748
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	8,193	36	64,400	9,893	72,593	9,929
Obligations of states and political subdivisions	14,340	199	47,875	7,690	62,215	7,889
	$28,449	$257	$204,764	$27,309	$233,213	$27,566

December 31, 2024	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	107,328	1,917	94,506	13,539	201,834	15,456
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	55,921	926	57,735	11,030	113,656	11,956
Obligations of states and political subdivisions	18,938	250	48,460	8,566	67,398	8,816
	$182,187	$3,093	$200,701	$33,135	$382,888	$36,228

At September 30, 2025, the Company held 326 securities of which 22 were in a loss position for less than twelve months and 173 were in a loss position for twelve months or more. Of the 326 securities, 101 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 51 were U.S. Government agencies collateralized by commercial mortgage obligations and 174 were obligations of states and political subdivisions. The unrealized losses relate to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At September 30, 2025, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment in debt securities at September 30, 2025 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$735	$734
After one year through five years	6,575	6,655
After five years through ten years	19,025	19,069
After ten years	75,751	68,425
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	258,397	250,865
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	147,614	138,938
	$508,097	$484,686

Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $440,935,000 and $225,313,000 and estimated fair values totaling $421,337,000 and $212,001,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank borrowings.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below, in thousands:

	September 30,	December 31,
	2025	2024

Commercial	$161,667	$77,444
Agricultural	154,107	118,866
Real estate – residential	33,657	11,539
Real estate – commercial	980,694	646,378
Real estate – construction and land development	49,199	53,503
Equity lines of credit (Equity LOC)	53,283	37,888
Auto	45,142	64,734
Other	18,745	5,072
Total loans	1,496,494	1,015,424
Deferred loan costs, net	3,485	3,147
Loans, amortized cost basis	1,499,979	1,018,571
Allowance for credit losses	(19,564)	(13,196)
Total net loans	$1,480,415	$1,005,375

Salaries and employee benefits totaling $951,000 and $599,000 have been deferred as loan origination costs during the three months ended September 30, 2025 and 2024, respectively. Salaries and employee benefits totaling $2,173,000 and $2,062,000 have been deferred as loan origination costs during the nine months ended September 30, 2025, and 2024, respectively.

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

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. On September 30, 2025, other real estate owned totaled $114,000, consisting of two single family residential real estate (SFR) properties. On December 31, 2024, other real estate owned totaled $91,000, consisting of one SFR property. There was one commercial real estate loan totaling $221,000 secured by commercial property, two residential real estate loans totaling $185,000, two agricultural loans totaling $2,337,000 secured partially by SFR properties and additionally by agricultural land and one equity line of credit totaling $79,000 secured by SFR property for which formal foreclosure proceedings were in process at September 30, 2025 There was one commercial loan with a balance of $53,000 secured by a SFR property for which formal foreclosure proceedings were in process at December 31, 2024.

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of September 30, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$13,873	$27,143	$24,011	$27,998	$12,811	$15,126	38,605	$-	$159,567
Special Mention	-	-	-	-	939	638	443	-	2,020
Substandard	3	-	230	99	133	280	165	-	910
Total Commercial loans	$13,876	$27,143	$24,241	$28,097	$13,883	$16,044	$39,213	$-	$162,497
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$25	$-	$190

Agricultural
Pass	$7,820	$6,910	$16,167	$12,000	$14,182	$35,902	$26,064	$-	$119,045
Special Mention	1,114	-	499	7,129	806	6,591	3,273	-	19,412
Substandard	420	-	2,747	5,175	3,059	1,330	3,178	-	15,909
Total Agricultural	$9,354	$6,910	$19,413	$24,304	$18,047	$43,823	$32,515	$-	$154,366
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$2,033	$4,482	$1,822	$9,381	$5,991	$9,401	$156	$-	$33,266
Special Mention	-	-	-	-	-	149	-	-	149
Substandard	-	-	-	-	-	273	-	-	273
Total Real Estate - Residential	$2,033	$4,482	$1,822	$9,381	$5,991	$9,823	$156	$-	$33,688
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$74,401	$117,536	$134,415	$170,782	$137,156	$330,501	$3,869	$-	$968,660
Special Mention	994	-	-	238	950	3,015	-	-	5,197
Substandard	-	-	-	378	409	7,041	-	-	7,828
Total Real Estate -Commercial	$75,395	$117,536	$134,415	$171,398	$138,515	$340,557	$3,869	$-	$981,685
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$8,095	$18,853	$4,134	$3,582	$5,235	$1,092	$3,757	$-	$44,748
Special Mention	-	-	4,307	-	-	-	-	-	4,307
Total Real Estate -Construction	$8,095	$18,853	$8,441	$3,582	$5,235	$1,092	$3,757	$-	$49,055
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$50,727	$2,397	$53,124
Substandard	-	-	-	103	-	-	987	-	1,090
Total Equity LOC	$-	$-	$-	$103	$-	$-	$51,714	$2,397	$54,214
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$19	$-	$19

Total
Pass	$106,222	$174,924	$180,549	$223,743	$175,375	$392,022	$123,178	$2,397	$1,378,410
Special Mention	2,108	-	4,806	7,367	2,695	10,393	3,716	-	31,085
Substandard	423	-	2,977	5,755	3,601	8,924	4,330	-	26,010
Total	$108,753	$174,924	$188,332	$236,865	$181,671	$411,339	$131,224	$2,397	$1,435,505
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$44	$-	$220

Auto
Performing	$-	$-	$17,744	$16,310	$6,529	$4,248	$-	$-	$44,831
Non-performing	-	-	204	197	257	165	-	-	823
Total Auto	$-	$-	$17,948	$16,507	$6,786	$4,413	$-	$-	$45,654
Current period gross charge-offs	$-	$-	$100	$181	$25	$102	$-	$-	$408

Other
Performing	$5,117	$7,032	$2,442	$3,571	$148	$35	$463	$-	$18,808
Non-performing	-	4	1	6	1	-	-	-	12
Total Other	$5,117	$7,036	$2,443	$3,577	$149	$35	$463	$-	$18,820
Current period gross charge-offs	$-	$36	$38	$18	$2	$8	$-	$-	$102

Total
Performing	$5,117	$7,032	$20,186	$19,881	$6,677	$4,283	$463	$-	$63,639
Non-performing	-	4	205	203	258	165	-	-	835
Total	$5,117	$7,036	$20,391	$20,084	$6,935	$4,448	$463	$-	$64,474
Total Loans	$113,870	$181,960	$208,723	$256,949	$188,606	$415,787	$131,687	$2,397	$1,499,979
Total gross charge-offs	$-	$150	$149	$250	$27	$110	$44	$-	$730

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$19,885	$12,642	$12,042	$8,405	$1,658	$6,886	$13,232	$-	$74,750
Special Mention	-	-	157	444	-	36	513	-	1,150
Substandard	61	244	1,050	365	469	30	75	-	2,294
Total Commercial loans	$19,946	$12,886	$13,249	$9,214	$2,127	$6,952	$13,820	$-	$78,194
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Agricultural
Pass	$6,421	$9,331	$14,290	$11,389	$14,252	$28,075	$13,356	$-	$97,114
Special Mention	518	53	1,159	358	1,307	1,639	534	-	5,568
Substandard	-	2,710	4,606	3,252	78	1,281	4,501	-	16,428
Total Agricultural	$6,939	$12,094	$20,055	$14,999	$15,637	$30,995	$18,391	$-	$119,110
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$632	$1,105	$-	$2,064	$2,355	$4,639	$520	$-	$11,315
Substandard	-	-	-	-	-	253	-	-	253
Total Real Estate - Residential	$632	$1,105	$-	$2,064	$2,355	$4,892	$520	-	$11,568
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$90,579	$92,735	$137,607	$82,627	$73,405	$154,466	$7,142	$-	$638,561
Special Mention	-	-	171	-	-	4,460	450	-	5,081
Substandard	-	-	628	-	921	1,760	-	-	3,309
Total Real Estate -Commercial	$90,579	$92,735	$138,406	$82,627	$74,326	$160,686	$7,592	$-	$646,951
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$21,110	$15,244	$11,054	$3,767	$947	$843	$-	$-	$52,965
Special Mention	-	-	210	-	-	-	-	-	210
Substandard	110	-	-	-	-	-	-	-	110
Total Real Estate -Construction	$21,220	$15,244	$11,264	$3,767	$947	$843	$-	$-	$53,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,622	$3,483	$38,105
Substandard	-	-	-	-	-		371	279	650
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,993	$3,762	$38,755
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,627	$131,057	$174,993	$108,252	$92,617	$194,909	$68,872	$3,483	$912,810
Special Mention	518	53	1,697	802	1,307	6,135	1,497	-	12,009
Substandard	171	2,954	6,284	3,617	1,468	3,324	4,947	279	23,044
Total	$139,316	$134,064	$182,974	$112,671	$95,392	$204,368	$75,316	$3,762	$947,863
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Auto
Performing	$-	$23,163	$22,361	$10,426	$4,779	$4,063	$-	$-	$64,792
Non-performing	-	147	241	187	129	88	-	-	792
Total Auto	$-	$23,310	$22,602	$10,613	$4,908	$4,151	$-	$-	$65,584
Current period gross charge-offs	$-	$389	$598	$262	$171	$223	$-	$-	$1,643

Other
Performing	$2,433	$1,245	$799	$318	$88	$5	$157	$-	$5,045
Non-performing	-	48	24	3	2	-	2	-	79
Total Other	$2,433	$1,293	$823	$321	$90	$5	$159	$-	$5,124
Current period gross charge-offs	$-	$9	$35	$31	$6	$12	$1	$-	$94

Total
Performing	$2,433	$24,408	$23,160	$10,744	$4,867	$4,068	$157	$-	$69,837
Non-performing	-	195	265	190	131	88	2	-	871
Total	$2,433	$24,603	$23,425	$10,934	$4,998	$4,156	$159	$-	$70,708
Total Loans	$141,749	$158,667	$206,399	$123,605	$100,390	$208,524	$75,475	$3,762	$1,018,571
Total gross charge-offs	$-	$484	$676	$293	$177	$257	$152	$-	$2,039

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non-Performing Loans
	September 30, 2025			December 31, 2024
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$257	$508	$-	$302	$355	$-
Agricultural	8,501	10,540	-	567	567	-
Real estate – residential	258	258	-	83	83	-
Real estate – commercial	1,798	1,798	-	1,579	1,579	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	1,090	1,090	-	650	650	-
Auto	823	823	-	792	792	-
Other	12	12	-	77	79	-
Total Gross Loans	$12,739	$15,029	$-	$4,050	$4,105	$-

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

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and nine months ended September 30, 2025 and 2024.

Three months ended:

(in thousands)	September 30, 2025	September 30, 2024
Commercial	$17	$6
Agricultural	41	29
Real estate – residential	1	-
Real estate – commercial	2	26
Equity lines of credit	3	-
Auto	7	12
Other	-	-
Total	$71	$73

Nine months ended:

(in thousands)	September 30, 2025	September 30, 2024
Commercial	$28	$10
Agricultural	381	29
Real estate – residential	1	9
Real estate – commercial	7	40
Equity lines of credit	18	10
Auto	14	21
Other	1	-
Total	$450	$119

The following table presents the amortized cost basis of loans at September 30, 2025, that were both experiencing financial difficulty and modified during the three months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	2,232	1.45%
Real estate – commercial	76	0.01%
Total	$2,308	0.15%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.0
Real estate – commercial	24.0
Total	5.6

The following table presents the amortized cost basis of loans at September 30, 2025, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	7,105	4.60%
Real estate – commercial	848	0.09%
Total	$7,953	0.53%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of September 30, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.3
Real estate – commercial	4.9
Total	5.3

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

The following table presents the amortized cost basis of loans at September 30, 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

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

Loans with payment defaults by borrowers experiencing financial difficulty during the nine months ended September 30, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $9.1 million in agricultural loans. Of the $9.1 million, four loans totaling $4.9 million were 107 days past due, one loan totaling $2 million was 168 days past due and one loan totaling $2.2 million was 15 days past due at September 30, 2025. Loans with payment defaults by borrowers experiencing financial difficulty during the nine months ended September 30, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default totaled $4.8 million in agricultural loans which were 46 days past due at September 30, 2024, and one commercial loan totaling $32,000 which was 70 days past due at September 30, 2024. The commercial loan experienced a payment default in the current three-month period while the agricultural loans experienced payment defaults during the nine months ended September 30, 2024, as well as in the three-month period ended September 30, 2024. Additionally, $1.3 million in agricultural loans that were in payment default earlier in the year, paid off during the three months ended September 30, 2024.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2025:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(190)	(11)	-	-	-	(19)	(408)	(102)	(730)
Recoveries	22	-	49	-	-	-	430	10	511
Initial allowance on acquired PCD loans	58	31	-	226	-	-	-	-	315
Provision for (recovery of) credit losses	1,321	1,434	114	3,394	(89)	159	(398)	337	6,272
Ending balance	$2,476	$3,256	$265	$11,079	$726	$600	$839	$323	$19,564

Three Months Ended September 30, 2025:
Allowance for credit losses
Beginning balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209
Charge-offs	(25)	-	-	-	-	(19)	(157)	(23)	(224)
Recoveries	11	-	47	-	-	-	80	3	141
Initial allowance on acquired PCD loans	58	31	-	226	-	-	-	-	315
Provision for (recovery of) credit losses	1,035	568	108	3,111	32	57	(39)	251	5,123
Ending balance	$2,476	$3,256	$265	$11,079	$726	$600	$839	$323	$19,564

Nine Months Ended September 30, 2024:
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(65)	-	-	-	-	-	(1,292)	(65)	(1,422)
Recoveries	21	-	3	-	-	-	642	20	686
Provision for (recovery of) credit losses	269	32	(30)	830	51	17	253	53	1,475
Ending balance	$1,359	$1,770	$110	$7,508	$848	$456	$1,468	$87	$13,606

Three Months Ended September 30, 2024:
Allowance for credit losses
Beginning balance	$1,426	$1,780	$121	$7,581	$973	$458	$1,654	$89	$14,082
Charge-offs	-	-	-	-	-	-	(396)	(16)	(412)
Recoveries	6	-	1	-	-	-	266	13	286
Provision for (recovery of) credit losses	(73)	(10)	(12)	(73)	(125)	(2)	(56)	1	(350)
Ending balance	$1,359	$1,770	$110	$7,508	$848	$456	$1,468	$87	$13,606

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three and nine months ended September 30, 2025 and 2024.

Three months ended:

(in thousands)	September 30, 2025	September 30, 2024
Beginning balance	$580	$720
Provision on acquired loan commitments	351	-
Recovery of provision for credit losses	(100)	(50)
Ending balance	$831	$670

Nine months ended:

(in thousands)	September 30, 2025	September 30, 2024
Beginning balance	$620	$799
Provision on acquired loans commitments	351	-
Recovery of provision for credit losses	(140)	(129)
Ending balance	$831	$670

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
September 30, 2025			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$513	$188	$-	$508	$1,209	$161,288	$162,497
Agricultural	-	341	-	10,540	10,881	143,485	154,366
Real estate – residential	-	-	-	258	258	33,430	33,688
Real estate – commercial	6,038	-	-	1,798	7,836	973,849	981,685
Real estate - construction & land	909		-	-	909	48,146	49,055
Equity Lines of Credit	1,284	321	-	1,090	2,695	51,519	54,214
Auto	1,216	70	-	823	2,109	43,545	45,654
Other	69	44	-	12	125	18,695	18,820
Total	$10,029	$964	$-	$15,029	$26,022	$1,473,957	$1,499,979

					Total
December 31, 2024			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,074	$533	$-	$355	$1,962	$76,232	$78,194
Agricultural	273	-	-	567	840	118,270	119,110
Real estate – residential	348	319	-	83	750	10,818	11,568
Real estate - commercial	1,954	82	-	1,579	3,615	643,336	646,951
Real estate - construction & land	2,133	-	-	-	2,133	51,152	53,285
Equity Lines of Credit	1,416	189	-	650	2,255	36,500	38,755
Auto	1,251	242	-	792	2,285	63,299	65,584
Other	72	7	-	79	158	4,966	5,124
Total	$8,521	$1,372	$-	$4,105	$13,998	$1,004,573	$1,018,571

The following tables present the amortized cost basis of collateral dependent loans by class of loans at September 30, 2025 in thousands:

					Commercial -1st	SFR-1st	SFR-2nd
	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Land	Total

Commercial	$60	$-	$-	$-	$-	$170	$-	$-	$230
Agricultural	-	4,872	225	2,307	2,241	336	-	454	10,435
Real estate – residential	-	-	-	-	-	151	-	-	151
Real estate – commercial	-	-	-	-	1,420	30	119	-	1,569
Equity Lines of Credit	-	-	-	-	-		405	-	405
Total	$60	$4,872	$225	$2,307	$3,661	$687	$524	$454	$12,790

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024 in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$245	$-	$-	$-	$-	$-	$245
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	739	53	652	50	1,494
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-		173	-	173
Total	$245	$535	$739	$53	$825	$50	$2,447

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $275.9 million and $155.4 million at September 30, 2025 and December 31, 2024, respectively.

Of the loan commitments outstanding at September 30, 2025, $22.2 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at September 30, 2025 and December 31, 2024 totaled $831,000 and $620,000, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Stand-by letters of credit on September 30, 2025, totaled $1.6 million. There were no stand-by letters of credit on  December 31, 2024,

6. EARNINGS PER SHARE

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net Income:
Net income	$5,146	$7,830	$18,646	$20,870
Earnings Per Share:
Basic earnings per share	$0.74	$1.33	$2.98	$3.54
Diluted earnings per share	$0.73	$1.31	$2.94	$3.50
Weighted Average Number of Shares Outstanding:
Basic shares	6,947	5,896	6,266	5,893
Effect of dilutive stock options and restricted stock	84	72	87	63
Diluted shares	7,031	5,968	6,353	5,956

There were no stock options having an antidilutive effect during the three-month and nine-month periods ended September 30, 2025 and 2024.

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

In May 2013, the Company established the 2013 Stock Option Plan (the "2013 Plan") for which 90,792 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan no further options may be issued under the 2013 Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

Options granted during the nine months ended September 30, 2025 consisted of 30,803 options which were assumed on the acquisition of Cornerstone (see Note 12). 107,200 options were granted under the 2022 Plan during the nine months ended September 30, 2024. The fair value of each option granted in 2025 and 2024 was estimated on the date of grant using the following assumptions.

	2025	2024
Expected life of stock options (in years)	4.7	6.2
Risk free interest rate	4.50%	3.98%
Annualized Volatility	34.8%	32.3%
Dividend yields	2.70%	3.17%
Weighted-average fair value of options granted during the nine months ended September 30, 2025 and 2024	$17.90	$9.25

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	165,517	$21.52
Options exercised	(32,070)	17.03
Options cancelled	(1,600)	24.40
Options outstanding at December 31, 2024	131,847	$22.58
Options cancelled	(800)	$24.40
Options exercised	(40,255)	22.56
Options outstanding at September 30, 2025	90,792	$22.57	1.4	$1,867,655
Options exercisable at September 30, 2025	90,792	$22.57	1.4	$1,867,655

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2024	105,500	$31.00
Options granted	107,200	34.07
Options cancelled	(1,200)	34.07
Options exercised	(1,300)	31.00
Options outstanding at December 31, 2024	210,200	$32.55
Options granted	30,803	31.09
Options cancelled	(2,760)	34.07
Options exercised	(3,600)	31.51
Options outstanding at September 30, 2025	234,643	$32.35	7.4	$2,530,689
Options exercisable at September 30, 2025	113,443	$31.57	7.0	$1,312,289
Options expected to vest after September 30, 2025	107,662	$33.09	7.8	$1,082,305

As of September 30, 2025, there was $1.1 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 2.9 years.  There were no unrecognized costs remaining under the 2013 plan as of September 30, 2025.

Information related to the stock options plans during the three months ended September 30, 2025 and 2024

	2025	2024
Fair value of options vested	$191,000	$192,000
Intrinsic value of options exercised	$260,000	$25,000
Cash received from option exercises	$353,000	$-
Tax benefit from option exercises	$24,000	$5,000
Compensation cost	$93,000	$131,000
Tax benefit associated with compensation cost	$5,000	$13,000

Information related to the stock options plans during the nine months ended September 30, 2025 and 2024

	2025	2024
Fair value of options vested	$384,000	$199,000
Intrinsic value of options exercised	$874,000	$561,000
Cash received from option exercises	$936,000	$367,000
Tax benefit from option exercises	$43,000	$74,000
Compensation cost	$256,000	$350,000
Tax benefit associated with compensation cost	$14,000	$33,000

During the nine months ended September 30, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the three months ended September 30, 2025, and September 30, 2024, were $0 and $26,000, respectively. Compensation costs related to these units during the nine months ended September 30, 2025, and September 30, 2024, were $14,000 and $63,000, respectively. As of September 30, 2025, there was no unrecognized compensation cost related to restricted stock units.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended September 30, 2025 and 2024.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2025 follows in thousands:

		Fair Value Measurements at September 30, 2025, Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Financial assets:
Cash and cash equivalents	$87,279	$87,279	$-	$-	$87,279
Investment securities	484,686	-	484,686	-	484,686
Loans, net	1,480,415	-	-	1,444,023	1,444,023
FHLB stock	8,804	-	8,804	-	8,804
FRB Stock	3,155	-	3,155	-	3,155
Financial liabilities:
Deposits	1,819,536	1,604,947	-	213,842	1,818,789
Repurchase agreements	93,863	-	93,863	-	93,863
Borrowings	26,705	-	-	25,986	25,986

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 follows, in thousands:

		Fair Value Measurements at December 31, 2024, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Cash and cash equivalents	$82,018	$82,018	$-	$-	$82,018
Investment securities	437,735	-	437,735	-	437,735
Loans, net	1,005,375	-	-	981,114	981,114
FHLB stock	6,234	-	6,234	-	6,234
FRB Stock	1,380	-	1,380	-	1,380
Financial liabilities:
Deposits	1,371,101	1,276,912	-	94,161	1,371,073
Repurchase agreements	22,073	-	22,073	-	22,073
Borrowings	15,000	-	-	13,967	13,967

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

Borrowings - The cash flows were calculated using the contractual features of the borrowing and then discounted using observable market rates.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at September 30, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	250,865	-	250,865	-
U.S. Government agencies collateralized by mortgage obligations-commercial	138,938	-	138,938	-
Obligations of states and political subdivisions	94,883	-	94,883	-
	$484,686	$-	$484,686	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at September 30, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Nine Months Ended September 30, 2025

Assets:
Collateral-dependent loans
Commercial	$55	$-	$-	$55	$150
Agricultural	1,149	-	-	1,149	890
Total	$1,204	$-	$-	$1,204	$1,040

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-
Equity lines of credit	23			23	27
Total	$114	$-	$-	$114	$27

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2024 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Nine Months Ended September 30, 2024
Assets:
Collateral-dependent loans
Commercial	$24	$-	$-	$24	$-

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges recognized during the three and nine months ended September 30, 2025, related to the above collateral dependent loans, totaled $109,000 and $1,040,000, respectively. There were no impairment changes recognized during the nine months ended September 30, 2024. The collateral-dependent loans at September 30, 2025, consists of seven loans which had been allocated specific credit reserves. The collateral-dependent loans at  December 31, 2024, consist solely of one loan which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	9/30/2025	12/31/2024	Technique	Significant Unobservable Input	9/30/2025	12/31/2024
Collateral-dependent loans:
Commercial	$55	$24	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	37% - 100% (78%)	53%
Agricultural	1,149	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	2% - 98% (44%)
Total	$1,204	$24

Other Real Estate:
RE – Residential	$91	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	60%
Equity lines of credit	23	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	55%
	$114	$91

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the nine months ended September 30, 2024 and September 30, 2025 were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2024	$(46,088)	$(32,464)
Current year-to-date other comprehensive income	25,195	17,747
Ending balance, September 30, 2024	$(20,893)	$(14,717)

Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	12,287	8,654
Ending balance, September 30, 2025	$(23,411)	$(16,491)

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2025 and September 30, 2024, were as follows:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Affected Line Item on the Statement of Income
Fair value hedge:
Termination of fair value hedge	$254	$-	Non-Interest Income
Tax effect	(75)	-	Provision for income taxes
Investment securities:
Loss on sale of investment securities	371	19,817	Non-Interest Income
Tax effect	(110)	(5,858)	Provision for income taxes
Total reclassifications for the period	$440	$13,959	Net income

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Fair value hedge:
Termination of fair value hedge	$254	$-	Non-Interest Income
Tax effect	(75)	-	Provision for income taxes
Investment securities:
Loss on sale of investment securities	374	(9)	Non-Interest Income
Tax effect	(111)	3	Provision for income taxes
Total reclassifications for the period	$442	$(6)	Net income

11. SUBORDINATED DEBENTURES

Plumas Bancorp has outstanding subordinated debentures with a principal amount of $12 million, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, have a fixed interest rate of4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%. Interest expense recognized on the subordinated notes for the three and nine-months ended September 30, 2025, was $225 thousand.

12. BUSINESS COMBINATIONS - ACQUISITION OF CONERSTONE COMMUNITY BANCORP

On July 1, 2025, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of January 18, 2025 (the “Merger Agreement”) between the Company and Cornerstone Community Bancorp (“Cornerstone”), Cornerstone merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Cornerstone Community Bank ("CCB") the wholly owned bank subsidiary of Cornerstone, merged with and into Plumas Bank, with the Plumas Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

As part of its business strategy, the Company regularly reviews its business strategies and opportunities to enhance the value of its franchise, including through acquisitions. The Transaction is consistent with the Company’s business strategy, which will (1) expand Plumas’s geographic presence in existing and new markets in Northern California, (2) diversify and bring new expertise to Plumas’s lending business, and (3) strengthen the Company’s talent base.

Pursuant to the terms of the Merger Agreement, upon the completion of the Merger, each share of Cornerstone common stock outstanding immediately prior was converted into the right to receive 0.6608 shares of common stock of the Company and $9.75 cash, with cash paid in lieu of fractional shares. The total aggregate consideration delivered to holders of Cornerstone common stock in the Merger was 1,003,718 shares of Company common stock and $16.1 million cash. No contingent consideration was included as part of the purchase price for the acquisition of Cornerstone.  The Company also assumed options to purchase 35,000 shares of Cornerstone common stock representing, on an as-converted basis, options to purchase 30,803 shares of the Company’s common stock.  The value of the total deal consideration was approximately $61.3 million, which is based upon the average closing trading price of Plumas common stock for the 20 trading days ending on and including the second trading day prior to July 1, 2025, the closing date of the Merger.

Immediately after the Transaction, the newly combined company, operating as Plumas Bancorp with its banking subsidiary, Plumas Bank, had total assets of approximately $2.3 billion.

The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date in thousands:

.

Identifiable Assets:	( in thousands)
Cash and cash equivalents	$51,916
Investment Securities	88,067
Loans	462,489
Core deposit intangible	11,610
Bank premises and equipment	12,567
Bank owned life insurance	16,399
Other assets	16,300
Total identifiable assets acquired	$659,348

Liabilities:
Deposits:
Non-interest bearing	$88,557
Interest bearing
Savings accounts	21,797
Money market accounts	334,289
Time accounts	136,239
Total deposits	580,882

FHLB borrowings	15,000
Subordinated debentures	11,623
Other liabilities	9,240
Total liabilities assumed	$616,745

Net identifiable assets	$42,603

Book value of net assets acquired from Cornerstone	$41,727

Fair value adjustments:
Loans (net of Cornerstone's deferred costs/fees and allowance)	(9,152)
Bank premises and equipment	(1,123)
Core deposit intangible asset	11,610
Subordinated debentures	379
Time Deposits	(556)
Other	(317)
Total purchase accounting adjustments	$841
Deferred tax asset (tax effect of purchase accounting adjustments at 29.56% plus tax on cash paid on termination of stock options)	35
Fair value of net identifiable assets acquired from Cornerstone	$42,603

Merger consideration (cash payments of $16.1 million and $45.2 million in stock)	61,316
Less: fair value of net assets acquired from Cornerstone	(42,603)
Goodwill recognized	$18,713

As a result of the Acquisition, we recorded $18.7 million in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of Plumas Bank and CCB and is not tax deductible. The core deposit intangible will be amortized over 10 years. The fair value of loans includes both credit and interest-related discounts.

The results of operations of Cornerstone have been included in the Company’s consolidated financial statements since the acquisition date. It is impracticable to disclose Cornerstone’s separate revenue and net income since the acquisition because its operations were fully integrated into the Company’s existing business structure immediately upon acquisition, and separate financial information is not maintained.

The following unaudited pro forma financial information presents the combined results of Plumas Bancorp and Cornerstone as if the acquisition had occurred on January 1, 2024, in thousands.  Acquisition expenses totaling $6.4 million, net of tax, are included in the nine months ended September 30, 2024, net income. These results are not necessarily indicative of future performance.

Period Ended	Net Interest Income	Net Income
Three Months Ended Sept 30, 2025	$24,458	$9,113
Nine Months Ended Sept 30, 2025	$71,098	$26,417
Three Months Ended Sept 30, 2024	$23,588	$2,228
Nine Months Ended Sept 30, 2024	$70,683	$8,030

During the three months ended September 30, 2024, Cornerstone recorded a provision for credit losses of $9.4 million as a result of an abnormally large charge-off on one loan relationship.

Pro Forma Adjustments Included for the Nine Months Ended September 30, 2024:

●	Amortization of acquired intangibles	$1,700
●	Accretion of discount on loans	$1,131
●	Accretion of premium on time deposits acquired	$556
●	Amortization of discount on subordinated debentures	$148
●	Income tax benefit of adjustments	$48

ART I – FINANCIAL INFORMATION

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2025 and December 31, 2024 and for the three and nine-month periods ended September 30, 2025 and 2024. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2024.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2024 Annual Report to Shareholders on Form 10-K.

BISINESS COMBINATIONS - ACQUISTION OF CONERSTONE COMMUNITY BANCORP

On July 1, 2025 (the “Closing Date”), Plumas Bancorp (the “Company”) completed its previously announced acquisition of Cornerstone Community Bancorp (“Cornerstone”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of January 28, 2025, by and between the Company and Cornerstone (the “Merger Agreement”).  Total book value of assets acquired from Cornerstone, excluding fair value adjustments, were $658 million, gross loans totaled $478 million, and deposits totaled $580 million. Goodwill associated with the acquisition of Cornerstone was $18.7 million; the core deposit intangible was $11.6 million.  In addition, the Company recorded a discount on the acquired loans totaling $15.8 million.  With the completion of the merger, Plumas Bank adds four branches in Anderson, Red Bluff and Redding (two branches), California.

Pursuant to the Merger Agreement, on the Closing Date, Cornerstone merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation. Immediately following the Merger, Cornerstone’s subsidiary, Cornerstone Community Bank (CCB) merged with and into the Company’s subsidiary, Plumas Bank with Plumas Bank as the surviving bank. Pursuant to the terms of the Merger Agreement, upon the completion of the Merger, each share of Cornerstone common stock outstanding immediately prior was converted into the right to receive 0.6608 shares of common stock of the Company and $9.75 cash, with cash paid in lieu of fractional shares. The total aggregate consideration delivered to holders of Cornerstone common stock in the Merger was 1,003,718 shares of Company common stock and $14.8 million cash. In addition, in accordance with the Merger Agreement, the Company paid approximately $1.3 million to holders of options to purchase Cornerstone common stock that were terminated in connection with the Merger. The Company also assumed options to purchase 35,000 shares of Cornerstone common stock representing, on an as-converted basis, options to purchase 30,803 shares of the Company’s common stock.

As a result of and upon the completion of the Merger, the Company assumed Cornerstone’s obligations with respect to an aggregate principal amount of $12 million of subordinated notes, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%.

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). In connection with the acquisition, the Company incurred a variety of non-recurring expenses which are summarized on the following page under the heading “Reconciliation of Non-GAAP Disclosure”. The non-recurring expenses for the three and nine months ended September 30, 2025 were $6.2 million and $7.3 million, respectively. Excluding these expenses, non-GAAP net income for the third quarter of 2025 would have been $9.5 million, resulting in diluted earnings per share of $1.35 and return on average assets of 1.66% and non-GAAP net income for the nine months ended September 30, 2025 would have been $23.8 million, resulting in diluted earnings per share of $3.74 and return on average assets of 1.72% .

In addition, during the third quarter of 2025, the Company incurred expenses/income related to the amortization/accretion of various Fair Value (FV) marks required under GAAP.  The following table presents the effect on pretax earnings of the amortization/accretion of the FV marks recorded during the three months ended September 30, 2025 and the projected effect for the three months ended December 31, 2025, and twelve months ended December 31, 2026. Positive numbers would increase pretax income and negative are a decrease in pretax income.

	(in thousands)
	Actual	Projected	Projected
	Three Months	Three Months	Twelve Months
	Ending	Ending	Ending
Amortization/accretion of Fair Value marks	9/30/2025	12/31/2025	12/31/2026
Core Deposit Intangible	$ (571)	$ (557)	$ (2,082)
Discount on acquired loans	455	336	1,290
Premium/discount on acquired time deposits	651	(61)	(92)
Discount on acquired debentures	(84)	(58)	(23)
Total amortization/accretion of Fair Value marks	$ 451	$ (340)	$ (907)

The projected accretion of the discount on acquired loans is based on the acquired loans contractual payment schedules and may differ significantly from the actual accretion during the projected periods. The accretion of the premium on time deposits of $651 thousand was accelerated with the payoff of $38.5 million in brokered deposits during the three months ended September 30, 2025. This resulted in a $160 thousand discount going forward which will be amortized as an increase in interest expense over the remaining life of the time deposits acquired.

NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with generally accepted accounting principles in the GAAP, Management has presented these non-GAAP financial measures because it believes that they provide useful and comparative information to assess trends in the Company's core operations reflected in the current quarter's results and facilitate the comparison of our performance with the performance of our peers. However, these non-GAAP financial measures are supplemental and are not a substitute for any analysis based on GAAP.

Reconciliation of Non-GAAP Disclosure
Non-GAAP measure (excluding merger related activities).
(Unaudited. In thousands, except per share data)

	GAAP	Non-GAAP	GAAP	Non-GAAP
	For the Three Months Ended		For the Nine Months Ended
	9/30/2025	9/30/2025	9/30/2025	9/30/2025
Income before tax	$6,915	$6,915	$25,623	$25,623
Exclude merger related items:
Investment banking, legal and other expenses	N/A	879	N/A	1,929
CECL Day 1 loan loss allowance on acquired non-PCD loans	N/A	4,972	N/A	4,972
Unfunded commitment liability related to acquired loans	N/A	351	N/A	351
Total merger related items	N/A	6,202	N/A	7,252
Adjusted income before tax	6,915	13,117	25,623	32,875
Provision for income taxes	1,769	3,602	6,977	9,121
Net Income	$5,146	$9,515	$18,646	$23,754

Diluted shares outstanding	7,031	7,031	6,353	6,353
Average assets	2,268,029	2,268,029	1,843,153	1,843,153
Diluted earnings per share	$0.73	$1.35	$2.94	$3.74
Return on average assets	0.90%	1.66%	1.35%	1.72%

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED September 30, 2025

Net Income. The Company recorded net income of $18.6 million for the nine months ended September 30, 2025, down from net income of $20.9 million for the nine months ended September 30, 2024. Increases of $7.2 million in net interest income and $1.2 million in non-interest income, and a decline of $0.5 million in the provision for income taxes were offset by an increase of $5.1 million in the provision for credit losses and an increase of $6.0 million in non-interest expense.  The annualized return on average assets was 0.90% for the three months ended September 30, 2025, down from 1.84% for the three months ended September 30, 2024. The annualized return on average equity decreased from 18.1% during the third quarter of 2024 to 8.5% during the current quarter.

Net-interest income increased from $54.7 million during the nine months ended September 30, 2024, to $61.9 million during the current period. The provision for credit losses increased from $1.4 million during the nine months ended September 30, 2024, to $6.5 million during the current nine-month period.

Non-interest income increased by $1.2 million from $6.6 million during the nine months ended September 30, 2024 to $7.8 million during the nine months ended September 30, of 2025 mostly related to a legal settlement totaling $1.1 million received in the first quarter of 2025. This settlement related to the Dixie Fire in August of 2021 which swept through the town of Greenville, California.  The fire caused severe damage to the Greenville area, including the telecommunications infrastructure which adversely affected our ability to service our customers in this area during the last few years.

Non-interest expense increased by $6.0 million from $31.6 million during the nine months ended September 30, 2024, to $37.6 million during the current nine-month period. Of this amount $1.9 million relates to costs associated with our acquisition of Cornerstone.  Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $1.9 million in merger related costs, $946 thousand is estimated to be not deductible for state and federal income tax.

The provision for income taxes decreased from $7.5 million, or 26.4% of pre-tax income, during the nine months ended September 30, 2024 to $7.0 million, or 27.2% of pre-tax income, during the current nine-month period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Driven by growth in the loan portfolio, the acquisition of Cornerstone and repayment of Bank Term Funding Program (BTFP) borrowings, net interest income increased by $7.2 million from $54.7 million during the nine months ended September 30, 2024, to $61.9 million for the nine months ended September 30, 2025. The increase in net interest income includes an increase of $8.0 million in interest income partially offset by an increase of $0.8 million in interest expense.  See "Short-term Borrowing Arrangements" for a discussion of BTFP borrowing activity.

Interest and fees on loans increased by $9.0 million, mostly related to an increase in average balance. The average balance of loans during the nine months ended September 30, 2025, was $1.2 billion, an increase of $189 million from $982 million during the same period in 2024. The average yield on loans increased by 3 basis points from 6.21% during the first nine months of 2024 to 6.24% during the current period.

Interest on investment securities increased by $536 thousand related to an increase in yield of 17 basis points to 4.09% partially offset by a $736 thousand decline in average balance. The increase in investment yields is consistent with the increase in market rates and the restructuring of the investment portfolio in February of 2024. Average investment securities declined from $457 million during the nine months ended September 30, 2024, to $456 million during the current period.

Interest on cash balances declined by $1.6 million related to both a decline in balance and a decline in yield. The rate earned on cash balances declined by 99 basis points to 4.5% and the average balance declined from $97.2 million during the first nine months of 2024 to $72.2 million during the current period. The decline in rate is consistent with the decline in rate earned on Federal Reserve Bank of San Francisco (FRB) balances.

Related to an increase in interest bearing deposits, an increase in the cost of these deposits and the acquisition of CCB partially offset by a $3.7 million decline in interest on the Bank Term Funding Program (BTFP) borrowings, interest expense increased from $8.3 million during the nine months ended September 30, 2024 to $9.1 million during the current period. The average rate paid on interest bearing liabilities was 1.43% during both periods. All BTFP borrowings were paid off during 2024. Interest expense recognized on the BTFP borrowings for the three and nine months ended September 30, 2024, was $1.2 million and $3.7 million, respectively.

Interest paid on deposits increased by $4.0 million and is broken down by product type as follows: money market accounts - $3.4 million, savings deposits - $220 thousand and time deposits - $380 thousand. The average rate paid on interest-bearing deposits increased from 0.85% during the nine months ended September 30, 2024, to 1.35% during the current period. Average interest-bearing deposits totaled $796 million during the nine months ended September 30, 2025, an increase of $157 million from $639 million during the nine months ended September 30, 2024.

Net interest margin for the nine months ended September 30, 2025, increased 11 basis points to 4.87%, up from 4.76% for the same period in 2024.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,171,116	$54,643	6.24%	$982,191	$45,639	6.21%
Taxable investment securities	381,124	12,133	4.26%	369,893	11,423	4.13%
Non-taxable investment securities (1)	75,084	1,815	3.23%	87,051	1,989	3.05%
Interest-bearing deposits	72,208	2,429	4.50%	97,196	3,998	5.49%
Total interest-earning assets	1,699,532	71,020	5.59%	1,536,331	63,049	5.48%
Cash and due from banks	29,379			26,978
Other assets	114,242			85,536
Total assets	$1,843,153			$1,648,845

Interest-bearing liabilities:
Money market deposits	$335,889	4,891	1.95%	$216,699	$1,501	0.93%
Savings deposits	311,187	752	0.32%	327,263	532	0.22%
Time interest-bearing deposits	149,218	2,421	2.17%	95,350	2,041	2.86%
Total deposits	796,294	8,064	1.35%	639,312	4,074	0.85%
Other borrowings	20,789	713	4.59%	117,136	4,210	4.80%
Repurchase agreements & other	37,863	347	1.23%	18,820	33	0.23%
Total interest-bearing liabilities	854,946	9,124	1.43%	775,268	8,317	1.43%
Non-interest-bearing deposits	743,628			678,057
Other liabilities	39,596			33,845
Shareholders' equity	204,983			161,675
Total liabilities & equity	$1,843,153			$1,648,845
Cost of funding interest-earning assets (4)			0.72%			0.72%
Net interest income and margin (5)		$61,896	4.87%		$54,732	4.76%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $7.3 million for 2025 and $4.4 million for 2024 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the nine-month period ended September 30, 2025 and 2024 were $776,000 and $1,090,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-months ended September 30, 2025, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 over 2024 change in net interest income
	for the nine months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$8,771	$231	$2	$9,004
Taxable investment securities	346	363	1	710
Non-taxable investment securities	(273)	117	(18)	(174)
Interest-bearing deposits	(1,027)	(725)	183	(1,569)
Total interest income	7,817	(14)	168	7,971
Interest-bearing liabilities:
Money market deposits	825	1,655	910	3,390
Savings deposits	(26)	259	(13)	220
Time deposits	1,152	(492)	(280)	380
Other borrowings	(3,459)	(189)	151	(3,497)
Repurchase agreements & other	33	140	141	314
Total interest expense	(1,475)	1,373	909	807
Net interest income	$9,292	$(1,387)	$(741)	$7,164

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses.  During the first nine months of 2025, we recorded a provision for credit losses of $6.5 million, consisting of a provision for credit losses on loans of $6.3 million and an increase in the reserve for unfunded commitments of $211 thousand. The provision includes growth in the loan portfolio, a $5.0 million Current Expected Credit Losses (CECL) day 1 provision on non-Purchased Credit Deteriorated (non-PCD) loans acquired from CCB and the reserve for unfunded commitments on loans acquired from CCB. This compares to a provision for credit losses of $1.3 million consisting of a provision for credit losses on loans of $1.5 million and a decrease in the reserve for unfunded commitments of $129 thousand during the nine months ended September 30, 2024.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the nine months ended September 30, 2025, non-interest income totaled $7.8 million, an increase of $1.2 million from the nine months ended September 30, 2024. The largest component of this increase was a legal settlement totaling $1.1 million related to the Dixie Fire in August of 2021. This settlement is included in Other in the following table.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2025 and 2024, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2025	2024	Dollar Change	Percentage Change
Interchange revenue	2,386	2,340	46	2.0%
Service charges on deposit accounts	$2,303	$2,224	$79	3.6%
Loan servicing fees	490	564	(74)	(13.1)%
Earnings on life insurance policies	478	305	173	56.7%
FHLB Dividends	463	409	54	13.2%
Gain on sale of buildings	-	19,854	(19,854)	(100.0)%
Loss on sale of investment securities	(371)	(19,817)	19,446	96.8%
Other	2,073	700	1,373	196.1%
Total non-interest income	$7,822	$6,579	$1,243	18.9%

Non-interest expense. During the nine months ended September 30, 2025, total non-interest expense increased by $6.0 million from $31.6 million during the nine months ended September 30, 2024, to $37.6 million during the current period. The largest components of this increase were salary and benefit expenses of $2.7 million, merger related expenses of $1.9 million, and occupancy and equipment expenses of $908 thousand. The increase in salary and benefit expense included an increase in salary expense of $1.8 million primarily related to the acquisition of CCB and to a lesser extent merit and promotional salary increases. Other significant increases in salary and benefit expense were $569 thousand in bonus expense, $186 thousand in health insurance costs, $174 thousand in payroll taxes and $150 thousand in accrued vacation. The increase in occupancy and equipment expenses mostly relates to the acquisition of CCB and an increase in rent related to the February 2024 sales/leaseback transaction.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2025 and 2024, dollars in thousands:

	For the Nine Months Ended
	September 30,
	2025	2024	Dollar Change	Percentage Change
Salaries and employee benefits	$18,851	$16,129	$2,722	16.9%
Occupancy and equipment	6,535	5,627	908	16.1%
Outside service fees	4,008	3,430	578	16.9%
Merger and acquisition expenses	1,929	-	1,929	100.0%
Advertising and shareholder relations	818	706	112	15.9%
Professional fees	760	1,113	(353)	(31.7)%
Armored car and courier	725	651	74	11.4%
Amortization of Core Deposit Intangible	702	153	549	358.8%
Deposit insurance	650	562	88	15.7%
Business development	597	506	91	18.0%
Director compensation and expense	516	569	(53)	(9.3)%
Telephone and data communication	452	614	(162)	(26.4)%
Loan collection expenses	231	323	(92)	(28.5)%
Other	838	1,234	(396)	(32.1)%
Total non-interest expense	$37,612	$31,617	$5,995	19.0%

Provision for income taxes. The provision for income taxes decreased from $7.5 million, or 26.4% of pre-tax income, during the nine months ended September 30, 2024 to $7.0 million, or 27.2% of pre-tax income, during the current nine-month period. The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income, such as earnings on Bank owned life insurance and municipal securities interest, decrease taxable income while non-deductible merger transaction costs incurred during the current period increase taxable income.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED September 30, 2025

Net Income. The Company recorded net income of $5.1 million for the three months ended September 30, 2025, down from net income of $7.8 million for the three months ended September 30, 2024. An increase of $6.3 million in net interest income and a decline of $1.1 million in the provision for income taxes was offset by an increase of $5.8 million in the provision for credit losses and an increase of $4.3 million in non-interest expense.  The annualized return on average assets was 0.90% for the three months ended September 30, 2025, down from 1.84% for the three months ended September 30, 2024. The annualized return on average equity decreased from 18.1% during the third quarter of 2024 to 8.5% during the current quarter.

Net interest income increased from $18.9 million during the three months ended September 30, 2024, to $25.2 million during the current quarter. The provision for credit losses increased from a recovery of $400 thousand during the third quarter of 2024 to $5.4 million during the current quarter.

Non-interest income totaled $2.2 million during the three months ended September 30, 2024, and 2025.

Non-interest expense increased by $4.3 million from $10.8 million during the third quarter of 2024 to $15.1 million during the current quarter. Of this amount, $879 thousand relates to costs associated with our acquisition of Cornerstone Community Bancorp. Merger transaction costs that facilitate the merger are not deductible for income tax purposes. Of the $879 thousand in merger related costs, $145 thousand is estimated to be not deductible for state and federal income tax.

The provision for income taxes decreased from $2.9 million, 26.7% of pre-tax income, during the three months ended September 30, 2024 to $1.8 million, or 25.6% of pre-tax income, during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses.  Net interest income was $25.2 million for the three months ended September 30, 2025, an increase of $6.3 million from the same period in 2024. The increase in net interest income includes an increase of $7.9 million in interest income partially offset by an increase of $1.6 million in interest expense.

Interest and fees on loans increased by $8.0 million related to growth in the loan portfolio, mostly related to the acquisition of CCB and to a much lesser extent an increase in yield. Average loan balances increased by $475 million, while the average yield on loans increased by 14 basis points from 6.21% during the third quarter of 2024 to 6.35% during the current quarter. The increase in loan yield includes an increase in SBA fixed rate loans, which currently have a weighted average rate of 8.2%, the repricing of loans that are priced off the 5-year Treasury and a decline in our lower yielding auto loan portfolio. Loans that are priced off the 5-year Treasury are primarily commercial real estate loans; their rate is adjusted every five years.

Interest on investment securities increased by $453 thousand as yield on these securities increased by 7 basis points to 4.06% and the average balance increased by $35 million from $447 million during the three months ended September 30, 2024, to $482 million during the current quarter.

Interest on cash balances decreased by $518 thousand related to a decline in average balance of $19 million and a decrease in average rate paid on cash balances of 94 basis points from 5.44% during the third quarter of 2024 to 4.50% during the current quarter. This decline in yield was related to a decline in rate paid on balances held at the FRB. The average rate earned on FRB balances decreased from 5.33% during the third quarter of 2024 to 4.36% during the current quarter.

Interest expense increased by $1.6 million to $4.6 million, mostly related to the acquisition of Cornerstone. The average rate paid on interest bearing liabilities increased from 1.52% during the 2024 quarter to 1.67% during the three months ended September 30, 2025.

Interest paid on deposits increased by $2.3 million and the increase is broken down by product type as follows: money market accounts - $1.8 million, savings deposits - $112 thousand and time deposits - $396 thousand. The average balance of money market accounts during the current quarter was $439 million, an increase of $216 million from $223 million during the three months ended September 30, 2024. The average rate paid on money market accounts increased 105 basis points to 2.22%. The increase is primarily related to higher rate money market accounts acquired in the acquisition of CCB. The increase in interest on savings accounts was driven by an increase in the average rate paid of 15 basis points to 37 basis points. The increase in interest on time deposits includes an increase in average balance of $140 million, partially offset by a decline in average rate paid of 106 basis points to 1.87%.  The increase in the average balance of time deposits mostly relates to the acquisition of CCB. The decline in the rate paid on time deposits resulted from a reduction in interest expense of $651 thousand related to the amortization of the fair value mark on time deposits acquired in the acquisition of CCB. This amortization was accelerated with the payoff of $38.5 million in brokered deposits.

The average rate paid on interest-bearing deposits increased from 0.97% during the third quarter of 2024 to 1.56% during the current quarter. The average balance of interest-bearing deposits increased from $646 million during the three months ended September 30, 2024, to $990 million during the current quarter.

Interest on repurchase agreements and other borrowings, exclusive of the BTFP, increased by $566 thousand from $173 thousand during the three months ended September 30, 2024 to $739 thousand during the current quarter.  Interest expense on the BTFP was $1.2 million during the three months ended September 30, 2024. See “Repurchase Agreements” for a discussion of the increase in the balance of this liability.

Net interest margin for the three months ended September 30, 2025, was 4.83%, up from 4.76% for the same period in 2024.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,476,275	$23,635	6.35%	$1,001,505	$15,635	6.21%
Taxable investment securities	404,241	4,293	4.21%	370,051	3,885	4.18%
Non-taxable investment securities (1)	77,621	641	3.28%	76,817	596	3.09%
Interest-bearing deposits	108,325	1,228	4.50%	127,640	1,746	5.44%
Total interest-earning assets	2,066,462	29,797	5.72%	1,576,013	21,862	5.52%
Cash and due from banks	34,689			27,480
Other assets	166,878			86,001
Total assets	$2,268,029			$1,689,494

Interest-bearing liabilities:
Money market deposits	$439,020	$2,462	2.22%	$223,229	$657	1.17%
Savings deposits	311,258	290	0.37%	323,347	178	0.22%
Time deposits	239,549	1,132	1.87%	99,815	736	2.93%
Total interest-bearing deposits	989,827	3,884	1.56%	646,391	1,571	0.97%
Other borrowings	32,168	422	5.20%	117,065	1,413	4.80%
Repurchase agreements & other	74,556	317	1.69%	17,943	8	0.18%
Total interest-bearing liabilities	1,096,551	4,623	1.67%	781,399	2,992	1.52%
Non-interest-bearing deposits	886,592			697,079
Other liabilities	43,524			39,249
Shareholders' equity	241,362			171,767
Total liabilities & equity	$2,268,029			$1,689,494
Cost of funding interest-earning assets (4)			0.89%			0.76%
Net interest income and margin (5)		$25,174	4.83%		$18,870	4.76%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $13.8 million for 2025 and $3.7 million for 2024 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the three-month period ended September 30, 2025 and 2024 were $305,000 and $408,000, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended September 30, 2025, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 over 2024 change in net interest income
	for the three months ended September 30,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$7,432	$356	$212	$8,000
Taxable investment securities	360	35	13	408
Non-taxable investment securities	6	36	3	45
Interest-bearing deposits	(265)	(304)	51	(518)
Total interest income	7,533	123	279	7,935
Interest-bearing liabilities:
Money market deposits	637	593	575	1,805
Savings deposits	(7)	123	(4)	112
Time deposits	1,033	(266)	(371)	396
Other borrowings	(1,028)	119	(82)	(991)
Repurchase agreements & other	25	68	216	309
Total interest expense	660	637	334	1,631
Net interest income	$6,873	$(514)	$(55)	$6,304

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the third quarter of 2025 we recorded a provision for credit losses of $5.4 million, consisting of a provision for credit losses on loans of $5.1 million and an increase in the reserve for unfunded commitments of $251 thousand. The provision includes growth in the loan portfolio, a $5.0 million CECL day 1 provision on non-PCD loans acquired from CCB and an increase in the reserve for unfunded commitments on loans acquired from CCB. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. Non-interest income totaled $2.2 million an increase of $11 thousand from the third quarter of 2024. The largest increase was an increase of $157 thousand in earnings on bank owned life insurance (BOLI) acquired from CCB. In addition, several other categories of non-interest income increased mostly related to the acquisition of CCB. The largest decrease was a $628 thousand loss generated on the disposition of CCB’s investment portfolio which was partially offset by a $254 thousand gain on termination of an interest rate swap acquired from CCB.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	September 30,
	2025	2024	Dollar Change	Percentage Change
Interchange revenue	$912	$818	$94	11.5%
Service charges on deposit accounts	816	766	50	6.5%
Earnings on life insurance policies	261	104	157	151.0%
FHLB Dividends	191	136	55	40.4%
Loan servicing fees	156	176	(20)	(11.4)%
Loss on sale of investment securities	(374)	-	(374)	(100.0)%
Other	286	237	49	20.7%
Total non-interest income	$2,248	$2,237	$11	0.5%

Non-interest expense. During the three months ended September 30, 2025, total non-interest expense increased by $4.3 million from $10.8 million during the third quarter of 2024 to $15.1 million during the current quarter. The largest components of this increase were merger related expenses of $879 thousand and salary and benefit expenses of $1.9 million. The increase in salary and benefit expense includes  an increase in salary expense of $1.3 million mostly related to former CCB employees. Other significant increases in salary and benefits include $312 thousand in bonus expense, $217 thousand in commissions related to an increase in SBA loan fundings and an increase in the accrued vacation liability of $150 thousand. We view the increase in the accrued vacation as a non-recurring expense. Other large increases in non-interest expense, which largely relate to the acquisition of CCB, include $483 thousand in occupancy and equipment costs, $470 thousand in outside services and $564 thousand in amortization of core deposit intangible.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2025 and 2024, dollars in thousands:

	For the Three Months Ended
	September 30,
	2025	2024	Dollar Change	Percentage Change
Salaries and employee benefits	$7,418	$5,481	$1,937	35.3%
Occupancy and equipment	2,471	1,988	483	24.3%
Outside service fees	1,584	1,114	470	42.2%
Merger and acquisition expenses	879	-	879	100.0%
Amortization of Core Deposit Intangible	615	51	564	1105.9%
Professional fees	312	345	(33)	(9.6)%
Deposit insurance	288	191	97	50.8%
Armored car and courier	284	228	56	24.6%
Advertising and shareholder relations	282	247	35	14.2%
Business development	242	143	99	69.2%
Director compensation and expense	195	203	(8)	(3.9)%
Telephone and data communication	154	188	(34)	(18.1)%
Loan collection expenses	109	102	7	6.9%
Other	301	543	(242)	(44.6)%
Total non-interest expense	$15,134	$10,824	$4,310	39.8%

Provision for income taxes. The provision for income taxes decreased by $1.1 million from $2.9 million, or 26.7% of pre-tax income, during the three months ended September 30, 2024, to $1.8 million, or 25.6% of pre-tax income, during the current quarter.  The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the current quarter effectively increase taxable income.

FINANCIAL CONDITION

Mostly related to the acquisition of Cornerstone, total assets increased by $606 million from $1.6 billion on December 31, 2024, to $2.2 billion on September 30, 2025. The largest components of this increase were increases in net loans of $475 million, investment securities of $47 million, accrued interest receivable and other assets of $31 million, Goodwill of $19 million, BOLI of $17 million, premises and equipment of $12 million and cash and cash equivalents of $5 million. Increases in liabilities include $448 million in deposits, $72 million in repurchase agreements, $12 million in borrowings and $6 million in accrued interest payable and other liabilities. Total shareholders' equity increased by $68 million. The increase in premises and equipment, BOLI and cash and cash equivalents relates to the acquisition of Cornerstone.  A detailed discussion of each of the other changes follows.

Loan Portfolio. Gross loans increased by approximately $481 million, or 47%, and totaled $1.5 billion on September 30, 2025, and $1.0 billion on December 31, 2024. The largest increases in loans were $334 million in commercial real estate loans, $84 million in commercial loans, $35 million in agricultural loans, and $22 million in residential loans.  Decreases in loan balances totaled $24 million consisting of a decline in automobile loans of $20 million and a decline in construction loans of $4 million.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, commercial loans, agricultural loans, and equity lines of credits.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	09/30/2025	09/30/2025	12/31/2024	12/31/2024
Commercial	$161,667	10.8%	$77,444	7.6%
Agricultural	154,107	10.3%	118,866	11.7%
Real estate – residential	33,657	2.2%	11,539	1.1%
Real estate – commercial	980,694	65.5%	646,378	63.7%
Real estate – construction and land development	49,199	3.3%	53,503	5.3%
Equity Lines of Credit	53,283	3.6%	37,888	3.7%
Auto	45,142	3.0%	64,734	6.4%
Other	18,745	1.3%	5,072	0.5%
Total Gross Loans	$1,496,494	100%	$1,015,424	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 80% of the total loan portfolio at September 30, 2025. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta, Sutter and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 66% of the lending portfolio at September 30, 2025. CRE loans were 41% investor-owned, 44% owner-occupied, and 15% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 15% Mixed Commercial Real Estate, 14% Office, 13% Retail, 10% Hospitality, 10% Industrial, 8% Gas Stations, 6% Special Purpose, and 5% Mini Storage Facilities, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 21% of CRE loans were located in northern Nevada and 60% were located in northern California. Of the $15.0 million in non-accrual balances at September 30, 2025, approximately 12% were CRE. Of the $26.0 million in substandard balances at September 30, 2025 approximately 30% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At September 30, 2025, and December 31, 2024, approximately 80% and 77%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s variable rate loan portfolio on September 30, 2025; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 75% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

At January 1, 2023, the adoption and implementation date of ASC Topic 326, September 30, 2025, and December 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at September 30, 2025, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of September 30, 2025 and December 31, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Nine Months Ended		For the Year Ended
(dollars in thousands)	September 30,		December 31,
	2025	2024	2024	2023	2022
Balance at beginning of period	$13,196	$12,867	$12,867	$10,717	$10,352
Purchase of PCD loans	315	-	-	-	-
Impact of CECL Adoption	-	-	-	529	-
Adjusted balance	13,511	12,867	12,867	11,246	10,352
Charge-offs:
Commercial	190	65	302	123	207
Agricultural	11	-	-	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	19
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	19	-	-	-	-
Auto	408	1,292	1,643	1,550	1,195
Other	102	65	94	129	40
Total charge-offs	730	1,422	2,039	1,802	1,461
Recoveries:
Commercial	22	21	25	44	27
Agricultural	-	-	-	-	-
Real estate – residential	49	3	4	3	3
Real estate – commercial	-		1	1	2
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	430	642	928	746	482
Other	10	20	35	54	12
Total recoveries	511	686	993	848	526
Net charge-offs	219	736	1,046	954	935
Provision for credit losses - loans	6,272	1,475	1,375	2,575	1,300
Balance at end of period	$19,564	$13,606	$13,196	$12,867	$10,717
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.03%	0.10%	0.11%	0.10%	0.11%
Allowance for credit losses to total loans	1.30%	1.35%	1.30%	1.34%	1.18%

The following table provides a breakdown of the allowance for credit losses at September 30, 2025,and December 31, 2024:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	9/30/2025	9/30/2025	12/31/2024	12/31/2024
Commercial	$2,476	10.8%	$1,265	7.6%
Agricultural	3,256	10.3%	1,802	11.7%
Real estate – residential	265	2.2%	102	1.1%
Real estate – commercial	11,079	65.5%	7,459	63.7%
Real estate – construction and land development	726	3.3%	815	5.3%
Equity Lines of Credit	600	3.6%	460	3.7%
Auto	839	3.0%	1,215	6.4%
Other	323	1.3%	78	0.5%
Total	$19,564	100%	$13,196	100%

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
	2025	2024	2023	2022
	(dollars in thousands)

Nonaccrual loans	$15,029	$4,105	$4,820	$1,172
Loans past due 90 days or more and still accruing	-	-	-	-
Total nonperforming loans	15,029	4,105	4,820	1,172
Other real estate owned	114	91	357	0
Other vehicles owned	26	111	138	18
Total nonperforming assets	$15,169	$4,307	$5,315	$1,190
Interest income forgone on nonaccrual loans	$881	$301	$257	$121
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	1.00%	0.40%	0.50%	0.13%
Nonperforming assets to total assets	0.68%	0.27%	0.33%	0.07%

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

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at September 30, 2025, were $15.2 million, up from $4.3 million at December 31, 2024. Nonperforming assets as a percentage of total assets increased to 0.68% at September 30, 2025, up from 0.27% at December 31, 2024. OREO totaled $114 thousand at September 30, 2025, and $91 thousand December 31, 2024. Nonperforming loans were $15.0 million at September 30, 2025 and $4.1 million at December 31, 2024.  Nonperforming loans as a percentage of total loans increased to 1.00% at September 30, 2025, up from 0.40% at December 31, 2024. The increase in nonperforming loans is mostly related to one agricultural loan relationship of 15 loans totaling $9.8 million. The borrower on these loans was unable to meet his commitments under modified loan agreements, and therefore during the second quarter of 2025, we placed the loans on nonaccrual status. Interest reversed on these loans during the nine months ended September 30, 2025, was $344 thousand and specific loan loss reserves totaling $870 thousand were reserved against the loans at September 30, 2025.

During the nine months ended September 30, 2025, we recorded a provision for credit losses of $6.5 million, consisting of a provision for credit losses on loans of $6.3 million and an increase in the reserve for unfunded commitments of $211 thousand. The provision includes growth in the loan portfolio, CECL day 1 provision on non-PCD loans acquired from CCB and the reserve for unfunded commitments on loans acquired from CCB. This compares to a provision for credit losses of $1.3 million consisting of a provision for credit losses on loans of $1.5 million and a decrease in the reserve for unfunded commitments of $129 thousand during the nine months ended September 30, 2024.

Net charge-offs totaled $219 thousand and $736 thousand during the nine months ended September 30, 2025, and 2024, respectively. The allowance for credit losses totaled $19.6 million at September 30, 2025, and $13.6 million at September 30, 2024.  The allowance for credit losses as a percentage of total loans was 1.30% on September 30, 2025, and December 31, 2024.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended September 30,
	#	2025	#	2024
Beginning Balance	1	$91	1	$357
Additions	1	50	1	141
Dispositions	-	-	1	(357)
Provision from change in OREO valuation	-	(27)	-	-
Ending Balance	2	$114	1	$141

Investment Portfolio and Federal Reserve Balances. Total investment securities were $484.7 million as of September 30, 2025, and $437.7 million at December 31, 2024. Unrealized losses on available-for-sale investment securities totaling $23,411,000 were recorded, net of $6,920,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at September 30, 2025.  During the nine months ended September 30, 2025, the Company sold 90 available-for-sale investment securities for proceeds of $88,009,000, recording a $625,000 loss on sale. The Company realized a gain on sale from fifteen of these securities totaling $36,000 and a loss on sale of 75 securities totaling $661,000.  These sales mostly relate to the sale of the investment portfolio acquired from CCB.

Unrealized losses on available-for-sale investment securities totaling $35.7 million were recorded, net of $10.6 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024.  During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%. These sales and purchases were made as part of an investment restructure the losses of which were offset by the gain recorded on the sales/leaseback.

The investment portfolio at September 30, 2025, consisted of $390 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 174 municipal securities totaling $95 million. The investment portfolio at December 31, 2024, consisted of $350 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $88 million.

There were no Federal funds sold at September 30, 2025, and December 31, 2024; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $48 million at September 30, 2025, and $47 million at December 31, 2024. The balance on September 30, 2025, earns interest at the rate of 4.15%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $1.8 billion on September 30, 2025, an increase of $448 million from December 31, 2024. The increase in deposits includes $163 million in non-interest-bearing demand deposits, $166 million in money market accounts and $120 million in time deposits. Savings deposits declined by $1 million. On September 30, 2025, 47% of the Company’s deposits were in the form of non-interest-bearing demand deposits. At September 30, 2025, brokered deposits consist of a $10 million time deposit acquired from CCB. The rate paid on this deposit is 3.80%.

The following table shows the distribution of deposits by type at September 30, 2025 and December 31, 2024.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	09/30/2025	09/30/2025	12/31/2024	12/31/2024
Non-interest bearing	$862,085	47.4%	$699,401	51.0%
Money Market	433,832	23.8%	267,582	19.5%
Savings	309,030	17.0%	309,929	22.6%
Time	214,589	11.8%	94,189	6.9%
Total Deposits	$1,819,536	100%	$1,371,101	100%

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

The Company estimates that it has approximately $724 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $162 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	September 30,	December 31,
(dollars in thousands)	2025	2024
Remaining maturity:
Three months or less	$24,944	$11,697
After three through nine months	14,216	6,712
After six through twelve months	9,975	4,452
After twelve months	56,619	61
Total	$105,754	$22,922

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $272 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $462 million. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At September 30, 2025, the Company could borrow up to $63 million at the Discount Window secured by investment securities with a fair value of $72 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at September 30, 2025 and December 31, 2024.

The Federal Reserve Board, on March 12, 2023, announced the creation of the BTFP.  At September 30, 2024, the Company had outstanding borrowings under the BTFP totaling $60 million. All BTFP borrowings were paid off during 2024. Interest expense recognized on the BTFP borrowings for the three and nine-months ended September 30, 2024, was $1.2 million and $3.7 million, respectively.

Note Payable. Plumas Bancorp has outstanding borrowings of $15 million with a correspondent bank. This loan matures on January 25, 2035, and can be prepaid at any time. During the initial three years the loan functions as an interest only revolving line of credit. Beginning on January 25, 2026 the loan converts into a term loan requiring semi-annual principal and interest payments and no further advances can be made. This borrowing bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. Interest expense recognized on this loan for the three and nine-months ended September 30, 2025, was $148 thousand and $438 thousand, respectively. This compares to interest of $164 thousand and $477 thousand during the three and nine months ended September 30, 2024.

The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at September 30, 2025.

Subordinated Debentures. As a result of and upon the completion of the Merger, the Company assumed Cornerstone’s obligations with respect to an aggregate principal amount of $12 million of subordinated notes, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%. It is the Company’s intention to redeem the 2030 notes on December 30, 2025. Interest expense recognized on the subordinated notes for the three and nine-months ended September 30, 2025, was $225 thousand.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $93.9 million and $22.1 million at September 30, 2025, and December 31, 2024, respectively, are secured by U.S. Government agency securities with a carrying amount of $104.3 million and $38.5 million at September 30, 2025 and December 31, 2024, respectively. The increase in repurchase agreements is mostly related to the acquisition of CCB. CCB maintained reciprocal deposits with several customers. During July 2025, we converted these deposits to repurchase agreements. Interest expense recognized on repurchase agreements for the three and nine-months ended September 30, 2025, was $317 thousand and $347 thousand, respectively. This compares to interest of $8 thousand and $26 thousand during the three and nine months ended September 30, 2024.

Shareholders’ Equity. Shareholders’ equity increased by $68 million from $178 million at December 31, 2024 to $246 million at September 30, 2025. The $68 million increase includes earnings during the nine-month period of $18.6 million, common stock and stock options issued in the acquisition of Cornerstone totaling $45.2 million, a decrease in accumulated other comprehensive loss of $8.7 million and restricted stock and stock option activity totaling $1.2 million. These items were partially offset by the payment of cash dividends totaling $5.6 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.30 per share on August 15, 2025, May 15, 2025 and February 17, 2025 and a quarterly cash dividend of $0.27 per share on February 15, 2024, May 15, 2024, August 15, 2024, and November 15, 2024.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2025, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):
			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Common Equity Tier 1 Ratio	$238,755	14.3%	$75,321	4.5%	$108,796	6.5%
Tier 1 Leverage Ratio	238,755	10.6%	90,431	4.0%	113,039	5.0%
Tier 1 Risk-Based Capital Ratio	238,755	14.3%	100,427	6.0%	133,903	8.0%
Total Risk-Based Capital Ratio	259,289	15.5%	133,903	8.0%	167,390	10.0%

December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2025, the Company had $276 million in unfunded loan commitments and $1.6 million in letters of credit. This compares to $155 million in unfunded loan commitments at December 31, 2024 and no letters of credit. Of the $276 million in unfunded loan commitments, $193 million and $83 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2025, $125 million were secured by real estate, of which $51 million was secured by commercial real estate and $74 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company’s leases twelve branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and two administrative offices. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the nine months ended September 30, 2025, and 2024 was $2.6 million and $2.2 million, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $272 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $462 million. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At September 30, 2025, the Company could borrow up to $63 million at the Discount Window secured by investment securities with a fair value of $72 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at September 30, 2025 and December 31, 2024.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long- term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. The Company estimates that it has approximately $724 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $162 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Completion of Acquisition, Creation of a Direct Financial Obligation, and Director Appointment as of June 30, 2025 is included in the Registrant's 8-K filed on July 2, 2025.

10.2	Change of Control Agreements as of July 21, 2025, included as Exhibit 10.1 to the Registrant's 8-K filed on July 22, 2025, which is incorporated by this reference herein.

10.3	Schedule of Executive Officers Party to the Change of Control Agreements as of July 21, 2025, included as Exhibit 10.2 to the Registrant's 8-K filed on July 22, 2025, which is incorporated by this reference herein.

10.4	Amended and Restated Change of Control Agreements as of August 22, 2025, included as Exhibit 10.1 to the Registrant's 8-K filed on August 22, 2025, which is incorporated by this reference herein.

10.5	Schedule of Executive Officers Party to the Amended and Restated Change of Control Agreements as of August 22, 2025, included as Exhibit 10.2 to the Registrant's 8-K filed on August 22, 2025, which is incorporated by this reference herein.

10.6	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.7	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 6, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 6, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 5, 2025
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer