Form 10-K
period 2025-12-31
PLUMAS BANCORP
filed 2026-03-19
CIK 1168455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

☐ Yes ☒ No

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates on the Nasdaq Stock Market was approximately $246.7 million, based on the closing price reported to the Registrant on June 30, 2025 of $44.46 per share.

Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2026, there were 6,978,988 shares of the registrant's Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

■	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board.

■	The ability of Plumas Bank to pay dividends to Plumas Bancorp.

■	Potential adverse developments in the banking industry, such as bank failures, and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments.

■	The concentration of our loan portfolio in loans secured by real estate and changes in the prices, values and sales volumes of commercial and residential real estate.

■	The effects of concentrations in our loan portfolio, including geographic and industry concentrations.

■	Our failure to maintain required levels of capital and our ability to raise additional capital as needed.

■	Our failure to adequately manage our liquidity.

■	Risks related to our hedging activities.

■

Risks related to our recent acquisition of Cornerstone Community Bancorp and our growth strategy more generally, including the risk that we may not realize the anticipated benefits of such initiatives.

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

■	Credit quality deterioration, which could cause an increase in the provision for credit losses.

■	The impacts of inflation.

■	Devaluation of securities we own.

■	Asset/liability matching risks and liquidity risks.

■	Loss of key personnel.

■	Operational interruptions including data processing systems failure and fraud.

■	Cybersecurity threats and the cost of defending against them, including the costs of compliance with potential legislation to combat cybersecurity at a state, national or global level.

■	The possibility that we may reduce or discontinue the payments of dividends on common stock.

■	Risk associated with or resulting from our growth strategy.

■	Droughts and natural disasters, such as earthquakes, fires, and severe weather.

■	Our success in managing the risks involved in the foregoing.

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

General

The Company. Plumas Bancorp is a bank holding company headquartered in Reno, Nevada.  Substantially all of the Company's operations are conducted through its subsidiary, Plumas Bank, which is also the principal source of the Company’s revenue.

At December 31, 2025, the Company had consolidated assets of $2.2 billion, deposits of $1.8 billion, other liabilities of $168 million and shareholders’ equity of $261 million.  The Company’s other liabilities include $21 million in borrowings, $29 million in lease liabilities and $98 million in repurchase agreements. These items are described in detail later in this Form 10-K.

The Company is a California corporation incorporated in 2002 for the purpose of becoming the holding company for the Bank, which it acquired in a bank holding company reorganization the same year.

Our common stock trades on the Nasdaq Stock Market under the symbol “PLBC.”  We file annual, quarterly, and other reports required under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”).  These reports are available at no cost on our website, www.plumasbank.com, as soon as reasonably practicable after filing with the SEC. These reports are also available through the SEC’s website at www.sec.gov.   The address of our headquarters is 5525 Kietzke Lane, Suite 100, Reno, Nevada, 89511.

The Bank. The Bank is a California state-chartered bank that was incorporated and commenced business in 1980.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable legal limits. The Bank is a member of the Federal Reserve System. At December 31, 2025, the Bank had approximately $2.2 billion in assets, $1.5 billion in net loans and $1.8 billion in deposits (including deposits of $9.4 million from the Company), other liabilities of $146 million and shareholders’ equity of $273 million.  The Bank’s other liabilities include $29 million in lease liabilities and $98 million in repurchase agreements.  It is currently the largest bank headquartered in Plumas County, California. The Bank’s operations are conducted through its administrative office in Quincy, California.

The Bank primarily generates revenue from loans and investment securities in its portfolio and, to a lesser extent, service fees.  With a predominant focus on personal service, the Bank positions itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint.  The Bank’s primary business is servicing the banking needs of these communities.

Our business has a modest seasonal component due to the heavy agricultural and tourism orientation of some of the communities we serve.

Our Markets

The Bank’s primary service area covers the Northeastern portion of California, with Lake Tahoe to the south and the Oregon border to the north, and the Northwestern portion of Nevada. The Bank operates seventeen branches in California, including branches in Alturas, Anderson, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Red Bluff, Redding, Susanville, Tahoe City, Truckee and Yuba City. On July 1, 2025, we acquired our Anderson and Red Bluff branches and two branches in Redding with the acquisition of Cornerstone Community Bank ("Cornerstone"). In December 2015 the Bank opened a branch in Reno, Nevada, its first branch outside of California, and in 2018 the Bank purchased a branch located in Carson City, Nevada.

The Bank maintains 23 automated teller machines (“ATMs”) tied in with major statewide and national networks. In addition to its branch network, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California with an additional lending officer in Southern California, a lending officer in Chandler, Arizona and a commercial/agricultural lending office located in Klamath Falls, Oregon. The Bank’s primary business is servicing the banking needs of these communities. Its marketing strategy emphasizes its local ownership and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

Strategy

The Bank’s marketing strategy emphasizes its local ownership and management and commitment to serve the banking needs of individuals living and working in the Bank’s primary service areas.

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

Lending

The Bank provides Small Business Administration (SBA) loans to qualified borrowers mostly in Northern California, through its government-guaranteed lending center headquartered in Auburn, California. In addition to its Auburn location the Bank has an SBA lender based in each of Atascadero, California and Chandler, Arizona.  In 2007 the Bank was granted nationwide Preferred Lender status with the U.S. Small Business Administration, which enables our customers to obtain SBA funding without the potentially lengthy SBA approval process necessary of lenders than are not SBA Preferred Lenders. We expect government-guaranteed lending to continue to be an important part of our overall lending operation.  We offer a SBA 7(a) loan product with a variable interest rate in which the guaranteed portion is salable in the secondary market, but we have seen a significant decline in interest in this product during the last several years. However, we have successfully pivoted to producing fixed rate SBA 7(a) loans, which we generally hold in our loan portfolio.
 At December 31, 2025 fixed rate SBA 7(a) loans totaling $104 million with guaranteed portions totaling $78 million were included in our commercial and commercial real estate loan portfolio.  The weighted rate of these loans was 8.0%.  Once demand for variable rate SBA 7(a) loans returns to an acceptable level, we plan to move most of our production efforts back to this product.

The Agricultural Credit Centers located in Alturas, Chico, Red Bluff, and Yuba City, California and Klamath Falls, Oregon provide an array of credit services supporting the agricultural activities that are key to the continued economic development of these communities.  “Ag lending” clients include a full range of individual farming customers, small to medium-sized business farming organizations and corporate farming units.

As of December 31, 2025, the principal areas to which we have directed our lending activities, and the percentage of our total loan portfolio comprised by each, were as follows: (i) commercial real estate – 66.3%; (ii)  commercial and industrial loans – 11.1%,  (iii) agricultural loans (including agricultural real estate loans) – 10.4%, (iv) consumer loans (including residential equity lines of credit and automobile loans) – 7.3%; (v) construction and land development – 2.7%; and (vi) residential real estate – 2.2% .  We discontinued our auto loan program in the fourth quarter of 2023.

We have established loan concentration guidelines as a percentage of capital and evaluate loan concentration levels within a single industry or group of related industries on a quarterly basis, or more frequently as loan conditions change.

Deposit Products

In addition to our lending activities, we offer a wide range of deposit products for the commercial and retail banking markets including checking, money market checking, business sweep, public funds sweep, savings, time deposit and retirement accounts, as well as remote deposit, telephone and mobile banking, including mobile deposit and internet banking with bill-pay options. Interest bearing deposits include higher yielding sweep accounts designed for our commercial customers and for public entities such as municipalities. As of December 31, 2025, the Bank had 47,667 deposit accounts with balances totaling approximately $1.8 billion, compared to 38,188 deposit accounts with balances totaling approximately $1.4 billion at December 31, 2024. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, mobile and internet banking and remote deposit operations, all provided with a high level of customer service.

Most of the Bank’s deposits are attracted from individuals, business-related sources, and smaller municipal entities.  This mix of deposit customers resulted in a relatively modest average deposit balance of approximately $38 thousand at December 31, 2025.  We believe this broad and diverse deposit base makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

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

Other Products and Services

We also offer a variety of other products and services complementing our lending and deposit services.  These include cashier’s checks, bank-by-mail, ATMs, night depository, safe deposit boxes, direct deposit, electronic funds transfers, FedNow®-receive Service and other customary banking services. We offer a Remote Deposit product that allows our business customers to make non-cash deposits remotely from their physical location. This product enables us to extend our service area by meeting the deposit needs of customers who may not be located within a convenient distance of one of our branch offices.

We devote a substantial amount of time and capital to the improvement of existing bank services. During 2022 we upgraded and replaced our fleet of ATM machines, enhanced incoming wire notifications and developed electronic tracking and monitoring for ACH origination and Remote Deposit Capture services and implemented the ability for our commercial online banking clients to originate one-time ACH payments.  In 2023 we provided enhanced security features and monitoring to detect and rapidly notify clients of potential fraudulent debit card transactions and created the ability for clients to dispute debit card transactions utilizing an online interface. In 2024, we upgraded our branch deposit acceptance system, entered real-time payments by implementing FedNow®-receive, optimized our outgoing wire transfer capabilities, and launched Payee Match for Positive Pay to aid in combatting the rising trend of check fraud.  Additionally, beginning in 2024 we began accepting through our website applications for our Business Exxpress product. In 2025, we enhanced international wire transfers, ACH origination, and treasury management solutions, and developed the ability for clients to automatically enroll business accounts in online banking, download multiple digital statements, and electronically notify the bank of loan payment notice errors.

The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, to enable the Bank to retain and improve its competitive position in its service area.

Commitment to our Communities. The Board of Directors and management believe that the Company plays an important role in the economic well-being of the communities we serve. Our Bank has a continuing responsibility to provide a wide range of lending and deposit services to both individuals and businesses. We strive to tailor these services to meet the needs of the communities we serve.

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

Recent Expansion Activities. As part of our business strategy, we may regularly review opportunities to enhance the value of our franchise, including through acquisitions. On July 1, 2025, we completed the acquisition of Cornerstone Community Bancorp and its subsidiary, Cornerstone Community Bank, which merged with and into the Bank the same day. The estimated fair value of assets acquired at July 1, 2025 was $659.4 million consisting of $51.9 million in cash, $88.1 million in investment securities, $462.5 million in net loans, $11.6 million in core deposit intangible, $12.6 million in bank premises and equipment, $16.4 million in Bank Owned Life Insurance, and $16.3 million in other assets. The estimated fair value of deposits assumed totaled $580.9 million consisting of $88.6 million in non-interest bearing transaction accounts, $21.8 million in savings accounts, $334.3 million in money market accounts and $136.2 million in time deposits.

Dividends and Stock Repurchase Program. It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends, subject to the approval of the Board of Directors.  The Company paid a quarterly cash dividend of $0.30 per shares each quarter in 2025, a quarterly cash dividend of $0.27 per share each quarter in 2024, and a quarterly cash dividend of $0.25 per share each quarter in 2023.

On February 2, 2026, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock through the fourth quarter of 2026.

The Company’s principal source of cash is dividends from the Bank. The ability of the Company to pay dividends and repurchase common stock is therefore dependent on the Bank’s ability to generate net income and pay dividends to the Company.

Business Concentrations.  No individual or single group of related customer accounts is considered material in relation to the Bank's assets or deposits, or in relation to our overall business. However, at December 31, 2025, approximately 82% of the Bank's total loan portfolio consisted of real estate-secured loans, including real estate mortgage loans, real estate construction loans, consumer equity lines of credit, and agricultural loans secured by real estate. Approximately 66% of our loans were commercial real estate loans as of December 31, 2025. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta Sutter, and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, our results of operations and financial condition are dependent upon the general trends in these economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in these areas of California and Nevada exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires, drought and floods in these regions in California and Nevada.

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

As of June 30, 2025, within towns in which the Bank had a branch as of this same date there were 131 banking branch offices of competing institutions (excluding credit unions, but including savings banks), including 100 branches of 14 banks having assets more than $10 billion. As of June 30, 2025, the FDIC estimated the Bank’s market share of deposits within the communities it serves to be as follows: Greenville, Quincy and Portola 100%, Alturas 67%, Susanville 59%, Kings Beach 52%, Chester 44%, Fall River Mills 38%, Tahoe City 32%, Truckee 18%, Yuba City 3%, Carson City 3%, Redding 2% and Reno and Chico less than 1%.

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

Human Capital Resources. At December 31, 2025, we employed 246 persons. On a full-time equivalent basis, we employed 234 persons.  None of our employees are represented by a labor union, and management considers its employee relations to be good.

While we expect to hire additional employees as we grow or as a result of attrition, we believe our human capital resources are adequate to support our current business.  To attract and retain employees, we offer a competitive total compensation package that includes a comprehensive benefit program.  We have adopted incentive compensation programs that are designed to retain and motivate employees and to align with our performance, including an incentive compensation plan, a 401K retirement plan, and an employee rewards plan. We regularly review our compensation and benefits and make adjustments to stay competitive.  We continually invest in our work force through employee development, education and training.

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

As a member of the Federal Reserve System, the Bank is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At December 31, 2025, the Bank had $3.6 million in stock of the Federal Reserve Bank of San Francisco in compliance with this requirement.

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

The federal bank regulatory agencies’ risk-based capital adequacy guidelines, sometimes called “Basel III,” establish minimum regulatory capital requirements for bank holding companies and depository institutions. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered “well capitalized”: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2025, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Standards.”

Dividends and Stock Repurchases. The Company’s ability to pay cash dividends is limited by California law and is dependent on dividends it may receive from the Bank. The California General Corporation Law permits a California corporation such as the Company to make a distribution to its shareholders' if its retained earnings equal at least the amount of the proposed distribution or if after giving effect to the distribution, the value of the corporation’s assets exceeds the amount of its liabilities plus the amount of shareholders preferences, if any, and certain other conditions are met.

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

The California Financial Code restricts the dividends that the Bank may pay to the Company to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2025, the maximum amount available for dividend distribution under this restriction was approximately $46 million.  In addition, the Bank is subject to the Basel III capital rules and the capital conservation buffer discussed above.

The foregoing restrictions and limitations on dividends similarly restrict the Company’s ability to repurchase shares of its common stock.

Loans-to-One Borrower.  Under California law, the Bank’s ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus.  At December 31, 2025, the Bank’s limit on aggregate secured loans-to-one-borrower was $67 million and unsecured loans-to-one borrower was $40 million.  The Bank has established internal loan limits that are lower than its legal lending limits.

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

Federal Deposit Insurance. The FDIC insures the Bank’s deposits, up to prescribed statutory limits, through the Deposit Insurance Fund, currently up to $250,000 per depositor per institution. The Deposit Insurance Fund is funded primarily by FDIC assessments paid by the insured depository institution. The amount of FDIC assessments paid by a depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank’s FDIC insurance expense totaled $871 thousand for 2025.

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

Our lending operations and customers are primarily located in the eastern region of Northern California and in Northern Nevada. As a result, a significant majority of the loans in our loan portfolios as of December 31, 2025, were secured by properties and collateral located within these regions. As of such date, approximately 92% of the loans in our loan portfolio were made to borrowers who primarily conduct business or live in Northern California or Northern Nevada. This geographic concentration imposes risks from lack of geographic diversification, as adverse economic developments in Northern California or Northern Nevada, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and the underlying collateral. Any regional or local economic downturn affecting Northern California or Northern Nevada or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than depository organizations whose operations are less geographically concentrated. A significant downturn in the national economy or the local economy due to the real estate market, monetary or public policy decisions, tariffs and internal trading tension, agricultural commodity prices, natural disaster, fires, drought or other factors could result in a decline in the local economy in general, which could in turn negatively impact our business, financial condition, results of operations and prospects.

If our allowance for credit losses is not sufficient to absorb actual loan losses, our profitability could be reduced.

The risk of loan losses is inherent in the lending business. We maintain an allowance for credit losses based upon our actual losses over a relevant time period and management’s assessment of all relevant qualitative factors that may cause future loss experience to differ from our historical loss experience. Although we maintain a rigorous process for determining the allowance for credit losses, we cannot be certain that it will be sufficient to cover future loan losses. Determining the appropriate levels of the allowances for credit losses inherently involves a high degree of subjectivity and judgment and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes. If our allowance for credit losses is not adequate to absorb future losses, or if bank regulatory agencies require us to increase our allowance for credit losses, our earnings could be significantly and adversely impacted.

A deterioration in the real estate market could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2025, approximately 77% of our total loan portfolio is secured by real estate, the majority of which is commercial real estate. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in our markets could increase the credit risk associated with our loan portfolio and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Declines in real estate market values or increases in commercial and consumer delinquency levels could require increased net charge-offs which could adversely affect our financial condition, results of operations and cash flows.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the end of 2021 and has remained at an elevated level through 2024. While some broad inflation rates began to moderate in 2025, inflation rates in some sectors remained elevated relative to historical levels. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Changes in interest rates could reduce our business and profitability.

Our earnings could be significantly and adversely impacted by changes in interest rates. While we maintain processes for managing the impact of interest rate fluctuations on earnings, there is a risk that these processes may not fully mitigate the impact of interest rate fluctuations on our business and profitability.

Our earnings depend largely upon net interest income, which is the difference between the total interest income earned on interest earning assets (primarily loans and investment securities) and the total interest expense incurred on interest bearing liabilities (primarily deposits and borrowed funds). The rate of interest that we earn on assets and pay on liabilities is affected principally by direct competition and general economic conditions at the state and national level and other factors beyond our control such as actions of the FRB, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and other state and federal economic policies.

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

Generally Accepted Accounting Principles (“GAAP”) requires that we carry our available-for-sale investment securities at fair value on our balance sheet. Unrealized gains or losses on these securities, reflecting the difference between the fair market value and the amortized cost, net of its tax effect, are reported as a component of shareholders’ equity. In certain instances, GAAP requires recognition through earnings of declines in the fair value of securities that are deemed to be impaired. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Changes in the fair value of these securities may result from a number of circumstances that are beyond our control, such as changes in interest rates, the financial condition of municipalities, government sponsored enterprises or insurers of municipal bonds, changes in demand for these securities as a result of economic conditions, or reduced market liquidity. If our investment securities decline in market value and impairments of these assets results, we could be required to recognize a loss which could have a material adverse effect on our net income and capital levels.

Adverse developments affecting the banking industry may erode customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The high-profile failures of several depository institutions may have negatively impacted customer confidence in the safety and soundness of some regional and community banks. Future failures of or publicized financial difficulties at other depository institutions similarly erode customer confidence.  As a result, we face that risk that customers may prefer to maintain deposits with larger financial institutions or invest in short-term fixed income securities instead of deposits with the Bank, either of which could materially adversely impact our liquidity, cost of funding, capital, and results of operations. In response to the failures of other depository institutions, we may face increased regulation and supervisory oversight, higher capital or liquidity requirements or a heightened risk of regulatory enforcement activities, any of which could have a material impact on our business. Further, our costs of deposit insurance may increase as a result of these bank failures and the resulting losses to the FDIC’s Deposit Insurance Fund. In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our common stock.

We could be required to raise additional capital in the future, but that capital may not be available when it is needed or may not be available on terms that are favorable to us or our existing shareholders.

As a depository organization, we must meet significant regulatory capital requirements and maintain sufficient liquidity. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions, and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure that we will be able to raise additional capital if needed, on terms acceptable to us or on terms that would not adversely affect our existing shareholders. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

The markets in which we operate are subject to the risks of drought, fires, earthquakes and other natural disasters.

The occurrence of catastrophic weather events or pandemics could adversely affect our financial condition or results of operations. Most of our offices are located in California, as are most of the real and personal properties securing our loans. The areas in which we operate and lend in California and Nevada are prone to earthquakes, fires, flooding and other natural disasters. In addition to possibly sustaining damage to our own properties, if there is a major earthquake, fire, flood or other natural disaster, we face the risk that many of our borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. Therefore, a major earthquake, fire, flood or other natural disaster in California or Nevada could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Over the past decade, California has experienced periods of severe drought.  A significant portion of our borrowers are involved in or are dependent on the agricultural industry in California, which requires water. As of December 31, 2025, approximately 10% of our loans were categorized as agricultural loans. As a result of the drought, there have been governmental proposals concerning the distribution or rationing of water. If the amount of water available to agriculture becomes scarcer due to drought or rationing, growers may not be able to continue to produce agricultural products profitably, which could force some out of business. Although many of our customers are not directly involved in agriculture, they could be impacted by difficulties in the agricultural industry because many jobs and businesses in our market areas are related to the production of agricultural products. Therefore, a drought could adversely impact our loan portfolio, business, financial condition and results of operations.

We are subject to market, operational, accounting, credit and other related risks associated with our interest rate hedging strategies.

We may seek to mitigate our interest rate risk by entering into interest rate swaps and other interest rate derivative contracts from time to time.  No hedging strategy can completely protect us and the derivative financial instruments we elect may not be effective in reducing our interest rate risk.  Our hedging strategies rely on assumptions and projections regarding interest rates, asset levels and general market factors and subject us to counterparty risks, such as the risks of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral.  Hedging strategies that prove to be ineffective, inaccurate assumptions or projections or the failure of a counterparty to fulfill its contractual obligations could increase our risks and losses.

To the extent a derivative contract does not meet the requirements for applying hedge accounting in accordance with GAAP, our earnings may be adversely affected. In particular, to be eligible for hedge accounting under GAAP, derivatives must be highly effective in offsetting changes in the value or cash flows of the hedged items and appropriately designated or documented as such.  If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

In addition, hedging strategies involve transaction and other costs.  Therefore, our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and result of operations.

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

Our growth strategy involves risks.

In July 2025, we completed our acquisition of Cornerstone Community Bancorp.  In 2021 we acquired Bank of Feather River and in 2023 we opened a new branch in Chico California. Previously, during the last ten years we completed two branch purchase and assumption transactions, the establishment of a new branch office in Reno, Nevada and a loan production office in Klamath Falls, Oregon.  As a result, the size and complexity of our business has increased. Our future success will depend, in part, upon our ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity.

We may engage in additional acquisition activity and open additional offices in the future to expand our markets and further our growth strategy. Acquiring other banks or branches involves various other risks commonly associated with acquisitions including difficulty in estimating the value of the business to be acquired, integrating the operations, and retaining key employees and customers. We cannot assure that our acquisition of Cornerstone Community Bancorp or any future acquisitions or new offices will be successful or achieve the anticipated benefits. Further, growth may strain our administrative, managerial, financial and operational resources and increase demands on our systems and controls. If we pursue our growth strategy too aggressively or fail to attract qualified personnel, control costs or maintain asset quality, or if factors beyond management’s control divert attention away from our business operations, our pursuit of growth could have a material adverse impact on our business.

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

We rely upon independent appraisals to determine the value of the real estate that secures a substantial portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

A substantial portion of our loan portfolio consists of loans secured by real estate. We generally rely upon appraisers at the time of origination to estimate the value of such real estate. Appraisals are only estimates of value, and the soundness of those estimates may be affected by volatility in the real estate market or other changes in market conditions. In addition, the appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. For example, since 2020 and in light of the prevalence of hybrid work arrangements and associated lower occupancy rates, in many cases the value of commercial real estate secured by office properties has declined. As a result of these factors, the real estate securing some of our loans may be less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, then we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

Plumas Bancorp depends primarily on the operations of Plumas Bank to pay dividends, repurchase shares, repay its indebtedness and fund its operations. The Bank’s ability to pay dividends to Plumas Bancorp depends on the success of the Bank’s operations.

Plumas Bancorp is a separate and distinct legal entity from its subsidiary, the Bank, and it receives substantially all of its revenue from dividends paid by the Bank. There are legal limitations on the extent to which the Bank may extend credit, pay dividends or otherwise supply funds to, or engage in transactions with, Plumas Bancorp. Plumas Bancorp’s inability to receive dividends from the Bank could adversely affect its business, financial condition, results of operations and prospects. Even if applicable laws and regulations would permit the Bank to pay dividends to Plumas Bancorp and would permit Plumas Bancorp to pay dividends to our shareholders, our Board of Directors could determine that it is not in the best interest of the our shareholders to do so in order to preserve or redeploy our capital resources, for example. For these reasons, the amount and frequency of dividends that we pay to shareholders may vary from time to time.

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

As of December 31, 2025, our CRE loans for purposes of this guidance, represented 389% of our total risk-based capital. As of December 31, 2025, total loans secured by CRE under construction and land development represented 15% of our total risk-based capital. As a result, the FRB, which is the Bank’s federal banking regulator, could view the Bank as having a high concentration of CRE loans under this guidance.

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

Climate change may materially adversely affect our business and results of operations.

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

ITEM 2. PROPERTIES

 Of the Company’s nineteen depository branches, eight are owned and eleven are leased. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and five administrative offices and owns two administrative facilities.

Owned Properties
192 Hartnell Avenue	1845 California Street	80 Main Street
Redding, California	Redding, California	Quincy, California (1)

215 North Lake Boulevard	900 Mangrove Avenue	315 Birch Street
Tahoe City, California	Chico, California	Westwood, California (1)

1280 Bridge Street	8475 North Lake Boulevard	2727 Ventura Street
Yuba City, California (4)	Kings Beach, California	Anderson, California

500 Riverside Way
Red Bluff, California
Leased Properties
330 Hartnell Avenue	1335 Hilltop Drive	11641 Blocker Drive. Suite 140
Redding, California (1)	Redding, California	Auburn, California (2)

1101 N. Carson St.	107 S. 7th Street	5525 Kietzke Lane, Suite 100
Carson City, Nevada	Klamath Falls, Oregon (3)	Reno, Nevada (1)

5050 Meadowood Mall Circle	336 West Main Street	120 North Pine Street
Reno, Nevada	Quincy, California	Portola, California

11638 Donner Pass Road	43163 Highway 299 E	121 Crescent Street
Truckee, California	Fall River Mills, California	Greenville, California

255 Main Street	510 North Main Street	3000 Riverside Drive
Chester, California	Alturas, California	Susanville, California

35 South Lindan Avenue	32 Central Avenue	424 N. Mill Creek Rd.
Quincy, California (1)	Quincy, California (1)	Quincy, California (1)

(1) Non-branch administrative or credit administrative offices.

(2) SBA lending office.

(3) Commercial lending office.

(4) Branch subject to long term land lease.

Including variable lease expense, total rent expense for the years ended December 31, 2025, 2024 and 2023 were $3,584,000, $3,064,000 and $635,000, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044.

Future minimum lease payments at December 31, 2025 for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Year Ending December 31,
2026	$3,630,000
2027	3,410,000
2028	3,235,000
2029	3,272,000
2030	3,343,000
Thereafter	32,370,000
$49,260,000

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the NASDAQ Capital Market under the ticker symbol "PLBC". As of December 31, 2025, there were 6,958,814 shares of the Company’s common stock outstanding held by 5,855 shareholders of record.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Our Board of Directors believes that dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. The Company is subject to various restrictions on the payment of dividends. The Company paid a quarterly cash dividend of $0.30 per share on November 17, 2025, August 15, 2025, May 15, 2025, and February 17, 2025, and a quarterly cash dividend of $0.27 per share on November 15, 2024, August 15, 2024, May 15, 2024, and February 15, 2024.

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

Issuer Purchases of Equity Securities. We did not repurchase any shares of our common stock during the quarterly period ended December 31, 2025.

The following table presents a summary of selected financial data and should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 – Financial Statements and Supplementary Data.

	At or for the year ended December 31,
	2025	2024	2023	2022	2021
	(dollars in thousands except per share information)
Statement of Income
Interest income	$101,647	$84,325	$74,592	$59,758	$48,070
Interest expense	13,877	10,634	4,798	1,249	1,136
Net interest income	87,770	73,691	69,794	58,509	46,934
Provision for credit losses	6,850	1,196	2,775	1,300	1,125
Non-interest income	10,526	8,780	10,722	11,050	8,716
Non-interest expense	51,854	42,274	37,530	32,590	26,038
Net income before income taxes	39,592	39,001	40,211	35,669	28,487
Provision for income taxes	9,975	10,382	10,435	9,225	7,478
Net income	$29,617	$28,619	$29,776	$26,444	$21,009

Total assets	$2,238,523	$1,623,326	$1,610,416	$1,621,044	$1,614,074
Total gross loans	$1,512,056	$1,015,424	$958,564	$911,949	$838,587
Loans held for sale	$-	$-	$-	$2,301	$31,277
Allowance for credit losses	$19,959	$13,196	$12,867	$10,717	$10,352
Total deposits	$1,809,604	$1,371,101	$1,333,655	$1,457,809	$1,438,999
Total shareholders’ equity	$261,076	$177,900	$147,317	$119,004	$134,082
Balance sheet (period average)
Total assets	$1,946,338	$1,649,341	$1,587,149	$1,642,895	$1,386,028
Total gross loans	$1,252,139	$989,313	$933,997	$865,499	$800,785
Total deposits	$1,612,764	$1,331,412	$1,403,957	$1,487,346	$1,231,618
Total shareholders’ equity	$217,162	$166,255	$126,984	$120,868	$117,967
Asset quality ratios
Nonperforming loans/total loans	1.00%	0.40%	0.50%	0.13%	0.58%
Nonperforming assets/total assets	0.68%	0.27%	0.33%	0.07%	0.33%
Allowance for credit losses/total loans	1.32%	1.30%	1.34%	1.18%	1.23%
Net loan charge-offs	$442	$1,046	$954	$935	$675
Performance ratios
Return on average assets	1.52%	1.74%	1.88%	1.61%	1.52%
Return on average equity	13.6%	17.2%	23.4%	21.9%	17.8%
Net interest margin	4.91%	4.79%	4.71%	3.82%	3.63%
Loans to deposits	83.6%	74.1%	71.9%	62.6%	58.3%
Efficiency ratio (1)	52.8%	51.3%	46.6%	46.9%	46.8%
Per share information
Basic earnings	$4.60	$4.85	$5.08	$4.53	$3.82
Diluted earnings	$4.54	$4.80	$5.02	$4.47	$3.76
Common cash dividends	$1.20	$1.08	$1.00	$0.64	$0.56
Book value per common share	$37.52	$30.14	$25.09	$20.34	$23.05
Common shares outstanding at period end	6,958,814	5,903,368	5,871,523	5,850,216	5,816,991
Capital ratios – Plumas Bank
Leverage ratio	11.1%	11.9%	10.8%	9.2%	8.4%
Tier 1 risk-based capital	14.8%	17.3%	15.7%	14.7%	14.4%
Total risk-based capital	16.0%	18.5%	16.9%	15.7%	15.5%

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

SALES/LEASEBACK AND iNVESTMENT RESTRUCTURING

2025 Sale/Leaseback

On March 28, 2025, Plumas Bank entered into an agreement for the purchase and sale of real property (the “Purchase Agreement”). The Purchase Agreement as amended provided for the sale to BBS Branch III, LLC, a Delaware limited liability company, two administrative buildings located in Quincy California for an aggregate cash purchase price of $5.5 million. The sale was completed on November 19, 2025, resulting in a net gain on sale of $5.5 million, recording of right-of-use assets totaling $5.3 million and recording a lease liability of $4.7 million.

Concurrent with the closing of the sale, Plumas Bank and Plumas Investor, LLC, a Delaware limited liability company and Plumas Quincy, LLC, a Delaware limited liability company entered into triple net lease agreements (the “Lease Agreements”) pursuant to which the Bank leased back the Properties sold.  The Lease Agreements have an initial term of 15 years with three five-year renewal options. The Lease Agreements provide for annual rent of approximately $463,000 in the aggregate for both Properties, increasing by three percent per annum each year.

The gain on sales of the branches was mostly offset by a $5.4 million loss on the sale of approximately $47 million in investment securities. We sold $47 million in investment securities having a weighted average tax equivalent yield of 2.43% recording a $5.4 million loss on the sales. As part of the restructuring, beginning in November 2025 and ending on January 13, 2026, we purchased $42 million in investment securities having a weighted average tax equivalent yield of 4.88%.

2024 Sale/Leaseback

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

BUSINESS COMBINATION - Acquisition OF Cornerstone COMMUNITY Bancorp

On July 1, 2025 (the “Closing Date”), Plumas Bancorp (the “Company”) completed its previously announced acquisition of Cornerstone Community Bancorp (“Cornerstone”) pursuant to an Agreement and Plan of Merger and Reorganization, dated as of January 28, 2025, by and between the Company and Cornerstone (the “Merger Agreement”).  Total book value of assets acquired from Cornerstone, excluding fair value adjustments, were $658 million, gross loans totaled $478 million, and deposits totaled $580 million. Goodwill associated with the acquisition of Cornerstone was $18.7 million; the core deposit intangible (CDI) was $11.6 million.  In addition, the Company recorded a discount on the acquired loans totaling $15.5 million.  With the completion of the merger, Plumas Bank adds four branches in Anderson, Red Bluff and Redding (two branches), California.

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

As a result of and upon the completion of the Merger, the Company assumed Cornerstone’s obligations with respect to an aggregate principal amount of $12 million of subordinated notes, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%. The 2030 notes were called for redemption on December 30, 2025. Of the $10 million originally outstanding on the 2030 notes, principal payments were made on $5.8 million while $4.2 million remain outstanding at December 31, 2025. The remaining $4.2 million will be paid once the notes are surrendered for cancelation by the debenture holders as required under the 2030 Notes. In accordance with the terms of the 2030 Notes interest has ceased to accrue on the remaining $4.2 million. Interest expense recognized on the subordinated notes for the twelve months ended December 31, 2025, was $426 thousand.

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). In connection with the acquisition, the Company incurred a variety of non-recurring expenses related to the Merger which are summarized on the following page under the heading “Reconciliation of Non-GAAP Disclosure”. The non-recurring expenses for the twelve months ended December 31, 2025 were $7.3 million. Excluding these expenses, non-GAAP net income for the twelve months ended December 31, 2025 would have been $35.0 million, resulting in diluted earnings per share of $5.37 and return on average assets of 1.80%.

In addition, during the second half of 2025, the Company recorded additional expense and income related to the amortization and accretion, respectively related to the amortization/accretion of various Fair Value (FV) marks required under GAAP.  The following table presents the effect on pretax earnings of the amortization/accretion of the FV marks recorded during the six months ended December 31, 2025 and the projected effect for the twelve months ended December 31, 2026. Positive numbers would increase pretax income and negative are a decrease in pretax income.

	(in thousands)
	Actual	Projected
	Six Months	Twelve Months
	Ending	Ending
Amortization/accretion of Fair Value marks	12/31/2025	12/31/2026
Core Deposit Intangible	$ (1,127)	$ (2,082)
Discount on acquired loans	1,100	1,233
Premium/discount on acquired time deposits	655	(92)
Discount on acquired debentures	(142)	(23)
Total amortization/accretion of Fair Value marks	$ 486	$ (964)

The projected accretion of the discount on acquired loans is based on the acquired loans contractual payment schedules and may differ significantly from the actual accretion during the projected periods. The accretion of the premium on time deposits of $655 thousand was accelerated with the payoff of $38.5 million in brokered deposits during the three months ended September 30, 2025. This resulted in a $160 thousand discount going forward which will be amortized as an increase in interest expense over the remaining life of the time deposits acquired.

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

Reconciliation of Non-GAAP Disclosure
(Unaudited. In thousands, except per share data)

	GAAP	Non-GAAP
	For the Twelve Months Ended
	12/31/2025	12/31/2025
Income before tax	$39,592	$39,592
Exclude merger related items:
Investment banking, legal and other expenses	N/A	1,963
CECL Day 1 loan loss allowance on acquired non-PCD loans	N/A	4,972
Unfunded commitment liability related to acquired loans	N/A	351
Total merger related items	N/A	7,286
Adjusted income before tax	39,592	46,878
Provision for income taxes	9,975	11,849
Net Income	$29,617	$35,029

Diluted shares outstanding	6,517	6,517
Average assets	1,946,338	1,946,338
Diluted earnings per share	$4.54	$5.37
Return on average assets	1.52%	1.80%

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

To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including loan grade and borrower repayment performance have been statistically correlated with historical credit losses and various economic metrics, including California unemployment rates, California housing prices, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At both January 1, 2023, the adoption and implementation date of ASC Topic 326, and December 31, 2025, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2025, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of December 31, 2025, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent.

We cannot provide you with any assurance that economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio and which could result in actual losses that exceed reserves previously established.

The following discussion is designed to provide a better understanding of significant trends related to the Company's financial condition, results of operations, liquidity and capital. It pertains to the Company's financial condition, changes in financial condition and results of operations as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025. The discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto and the other financial information appearing elsewhere herein.

Overview

The Company recorded net income of $29.6 million for the year ended December 31, 2025, an increase of $1.0 million or 4% from net income of $28.6 million during the year ended December 31, 2024. Pretax income increased by $591 thousand, or 2%, to $39.6 million in 2025 from $39.0 million during the year ended December 31, 2024. Net interest income increased by $14.1 million to $87.8 million during 2025 from $73.7 million for the year ended December 31, 2024. This increase in net interest income resulted from an increase in interest income of $17.3 million partially offset by an increase in interest expense of $3.2 million. Increases of $17.4 million in interest and fees on loans and $1.6 million in interest on investment securities were partially offset by decreases in interest on other interest earning assets totaling $1.7 million. Mostly related to the acquisition of Cornerstone the provision for credit losses increased from $1.2 million during the twelve months ended December 31, 2024 to $6.8 million during 2025.

During the year ended December 31, 2025, non-interest income totaled $10.5 million, an increase  of $1.7 million from the $8.8 million earned during  2024.  Non-interest expense increased by $9.6 million from $42.3 million during 2024 to $51.9 million during the twelve months ending December 31, 2025. The provision for income taxes totaled $10.0 million, a decrease of $407 thousand from 2024.

Total assets at December 31, 2025  were $2.2 billion, an increase of $615 million from December 31, 2024.  The largest component of this increase was an increase in net loans of $490 million mostly related to the acquisition of Cornerstone.

Gross loans increased by approximately $497 million, or 49%, from $1.0 billion at December 31, 2024, to $1.5 billion at December 31, 2025. Increases in loans included $356 million in commercial real estate loans, $90 million in commercial loans, $39 million in agricultural loans, $22 million in residential real estate loans, $16 million in equity lines and $12 million in consumer and other loans. These increases were partially offset by decreases of $25 million in automobile loans and $13 million in construction loans.  In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

Related mostly to the acquisition of Cornerstone, total deposits increased by $439 million from $1.4 billion at December 31, 2024, to $1.8 billion at December 31, 2025. The increase in deposits includes increases of $150 million in demand deposits, $173 million in money market accounts and $117 million in time deposits. Partially offsetting these increases was a decline of $1 million in savings deposits.

Borrowings increased from $15 million at December 31, 2024 to $21 million at December 31, 2025. Borrowings at December 31, 2025 consisted of $6 million in subordinated debentures and a $15 million Bancorp term loan with a correspondent bank.  Borrowings at December 31, 2024 consisted of a $15 million Bancorp line of credit with a correspondent bank. This line of credit converted to a term loan on February 1, 2025.

Shareholders’ equity increased by $83 million from $178 million at December 31, 2024 to $261 million at December 31, 2025. The $83 million increase includes earnings during the twelve-month period of $29.6 million, common stock and stock options issued in the acquisition of Cornerstone totaling $45.2 million, a decrease in other comprehensive loss of $14.7 million and restricted stock and stock option activity totaling $1.4 million. These items were partially offset by the payment of cash dividends totaling $7.7 million.

The return on average assets was 1.52% for the twelve months ended December 31, 2025, down from 1.74% for the twelve months ended December 31, 2024. The return on average equity decreased from 17.2% during 2024 to 13.6% during 2025.

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

	Year ended December 31,
	2025			2024			2023
		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid
	(dollars in thousands)
Assets

Interest-bearing cash and due from banks and deposits in banks	$75,123	$3,278	4.36%	$93,122	$4,993	5.36%	$86,897	$4,387	5.05%
Taxable investment securities	385,448	17,226	4.47%	370,228	15,308	4.13%	338,941	11,525	3.40%
Non-taxable investment securities (1)	76,172	2,268	2.98%	84,369	2,574	3.05%	123,002	3,681	2.99%
Total loans (2)(3)	1,252,139	78,875	6.30%	989,313	61,450	6.21%	933,997	54,999	5.89%
Total earning assets	1,788,882	101,647	5.68%	1,537,032	84,325	5.49%	1,482,837	74,592	5.03%
Cash and due from banks	30,883			27,077			26,100
Other assets	126,573			85,232			78,212
Total assets	$1,946,338			$1,649,341			$1,587,149

Liabilities and shareholders’ equity
Money market deposits	$364,152	$7,053	1.94%	$226,372	$2,472	1.09%	227,819	$1,367	0.60%
Savings deposits	311,136	1,007	0.32%	324,000	705	0.22%	375,377	795	0.21%
Time deposits	164,998	3,980	2.41%	96,131	2,739	2.85%	74,570	1,568	2.10%
Other borrowings	22,263	1,061	4.77%	97,691	4,676	4.79%	17,945	896	4.99%
Junior subordinated debentures	-	-	0.00%	-	-	0.00%	2,268	141	6.22%
Repurchase agreements and other	52,933	776	1.47%	19,119	42	0.22%	18,576	31	0.17%
Total interest-bearing liabilities	915,482	13,877	1.52%	763,313	10,634	1.39%	716,555	4,798	0.67%
Noninterest bearing demand deposits	772,478			684,909			726,191
Other liabilities	41,216			34,864			17,419
Shareholders’ equity	217,162			166,255			126,984
Total liabilities and shareholders’ equity	$1,946,338			$1,649,341			$1,587,149
Net interest income		$87,770			$73,691			$69,794
Net interest spread (4)			4.16%			4.10%			4.36%
Net interest margin (5)			4.91%			4.79%			4.71%

(1)	Interest income is reflected on an actual basis and is not computed on a tax-equivalent basis.

(2)	Average nonaccrual loan balances of $9.2 million for 2025, $4.4 million for 2024 and $3.0 million for 2023 are included in average loan balances for computational purposes.

(3)

Loan origination fees and costs are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes net costs of $988 thousand, $1.4 million and $1.3 million for 2025, 2024 and 2023, respectively.

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

The following table sets forth changes in interest income and interest expense, for the years indicated and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2025 compared to 2024				2024 compared to 2023
	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	Volume(1)	Rate(2)	Mix(3)	Total	Volume(1)	Rate(2)	Mix(3)	Total
	(dollars in thousands)
Interest-earning assets:
Interest-bearing cash and due from banks and deposits in banks	$(965)	$(930)	$180	$(1,715)	$314	$272	$20	$606
Taxable investment securities	629	1,238	51	1,918	1,064	2,489	230	3,783
Non-taxable investment securities	(250)	(62)	6	(306)	(1,156)	72	(23)	(1,107)
Loans	16,325	869	231	17,425	3,257	3,015	179	6,451
Total interest income	15,739	1,115	468	17,322	3,479	5,848	406	9,733

Interest-bearing liabilities:
Money market deposits	1,505	1,912	1,164	4,581	(9)	1,121	(7)	1,105
Savings deposits	(28)	344	(14)	302	(109)	22	(3)	(90)
Time deposits	1,962	(420)	(301)	1,241	454	556	161	1,171
Other borrowings	(3,610)	(20)	15	(3,615)	3,981	(37)	(164)	3,780
Junior subordinated debentures	-	-	-	-	(141)	-	-	(141)
Repurchase agreements and other	74	238	422	734	1	10	-	11
Total interest expense	(97)	2,054	1,286	3,243	4,177	1,672	(13)	5,836

Net interest income	$15,836	$(939)	$(818)	$14,079	$(698)	$4,176	$419	$3,897

(1)	The volume change in net interest income represents the change in average balance multiplied by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate multiplied by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

2025 compared to 2024.  Net interest income was $87.8 million for the year ended December 31, 2025, an increase of $14.1 million from the same period in 2024. The increase in net interest income includes an increase of $17.3 million in interest income partially offset by an increase of $3.2 million in interest expense.

Interest and fees on loans increased by $17.4 million, mostly related to an increase in average balance. The average balance of loans during the year ended December 31, 2025, was $1.3 billion, an increase of $263 million from $989 million during the same period in 2024. The average yield on loans increased by 9 basis points from 6.21% during 2024 to 6.30% during 2025.

Interest on investment securities increased by $1.6 million related to an increase in yield of 29 basis points to 4.22%. The increase in investment yields is consistent with market rate trends, the partial restructuring of the investment portfolio in February of 2024 and again in December 2025 and an increase in accretion of discount. Most of the increase in the accretion of discount was related to an investment security that prepaid during the fourth quarter of 2025.  This repayment resulted in the recognition of $635 thousand in unamortized discount. Average investment securities increased from $455 million during the year ended December 31, 2024, to $462 million during the current period.

Interest on cash balances declined by $1.7 million, related to both a decline in balance and a decline in yield. The rate earned on cash balances declined by 100 basis points to 4.36% and the average balance declined from $93.1 million during 2024 to $75.1 million during 2025. The decline in rate is consistent with the decline in rate earned on FRB balances.  The average rate earned on FRB balances declined from 5.21% during 2024 to 4.27% during 2025.

Related to an increase in interest bearing deposits, an increase in the cost of these deposits and the acquisition of Cornerstone partially offset by a $4.0 million decline in interest on Bank Term Funding Program (BTFP) borrowings, interest expense increased by $3.2 million to $13.9 during the year ended December 31, 2025. During 2024 Plumas Bank had borrowings under the BTFP which averaged $83 million for the twelve months ended December 31, 2024.   All BTFP borrowings were paid off during 2024.

Interest paid on deposits increased by $6.1 million and is broken down by product type as follows: money market accounts - $4.6 million, savings deposits - $302 thousand and time deposits - $1.2 million. The average rate paid on interest-bearing deposits increased from 0.92% during 2024, to 1.43% during 2025. Average interest-bearing deposits totaled $840 million during the year ended December 31, 2025, an increase of $194 million from $646 million during the year ended December 31, 2024.

The average rate paid on interest bearing liabilities increased from 1.39% during 2024 to 1.52% during 2025.

Net interest margin for the year ended December 31, 2025, increased 12 basis points to 4.91%, up from 4.79% for the same period in 2024.

2024 compared to 2023.  Net interest income for the twelve months ended December 31, 2024 was $73.7 million, an increase of $3.9 million from the $69.8 million earned during 2023. The increase in net interest income includes an increase of $9.7 million in interest income partially offset by an increase of $5.8 million in interest expense.

Interest and fees on loans increased by $6.5 million related to an increase in average balance and yield. The average balance of loans during the twelve months ended December 31, 2024 was $989 million, an increase of $55 million from $934 million during 2023. The average yield on loans increased by 32 basis points from 5.89% during 2023 to 6.21% during 2024.

Interest on investment securities increased by $2.7 million related to an increase in yield of 64 basis points to 3.93%. The increase in investment yield is consistent with the increase in market rates and the partial restructuring of the investment portfolio. Average investment securities declined from $462 million during the twelve months ended December 31, 2023 to $455 million during the current period. Interest on cash balances increased by $606 thousand related to an increase in yield of 31 basis points and an increase in average balance of $6.2 million from $86.9 million during 2023 to $93.1 million during 2024.

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

Interest paid on deposits increased by $2.2 million; this increase is broken down by product type as follows: money market accounts - $1.1 million and time deposits -$1.2 million. Related to a decline in average balance of $51 million, interest on savings deposits declined by $90 thousand. The average rate paid on interest-bearing deposits increased from 0.55% during 2023 to 0.92% during the current period. Rates paid on money market accounts and time deposits increased by 49 basis points and 75 basis points, respectively. This is consistent with market conditions and an increase in higher rate public entity money market accounts.

Net interest margin for the year ended December 31, 2024 increased 8 basis points to 4.79%, up from 4.71% during 2023.

Provision for credit losses. During 2025 we recorded a provision for credit losses of $6.8 million, consisting of a provision for credit losses on loans of $6.9 million and a decrease in the reserve for unfunded commitments of $40 thousand. The provision includes the Current Expected Credit Losses (CECL) day 1 provision on non-Purchased Credit Deteriorated (non-PCD) loans acquired from CCB and a reserve for unfunded commitments on loans acquired from CCB. This compares to a provision for credit losses of $1.2 million consisting of a provision for credit losses on loans of $1.4 million and a decrease in the reserve for unfunded commitments of $179 thousand during 2024. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

The following tables present the activity in the allowance for credit losses and the reserve for unfunded commitments during the twelve months ended December 31, 2025, and 2024 (in thousands).

Allowance for Credit Losses	December 31, 2025	December 31, 2024
Balance, beginning of period	$13,196	$12,867
CECL Day 1 provision on acquired non-PCD loans	4,972	-
Provision charged to operations	1,918	1,375
Reserve on PCD loans	315	-
Losses charged to allowance	(1,095)	(2,039)
Recoveries	653	993
Balance, end of period	$19,959	$13,196

Reserve for Unfunded Commitments	December 31, 2025	December 31, 2024
Balance, beginning of period	$620	$799
Provision on acquired loans	351	-
Recovery of provision for credit losses	(391)	(179)
Balance, end of period	$580	$620

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

Non-Interest Income

The following table sets forth the components of non-interest income for the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,			Change during Year
	2025	2024	2023	2025	2024
	(dollars in thousands)
Gain on sale of buildings	$5,540	$19,854	$-	$(14,314)	$19,854
Interchange revenue	3,263	3,130	3,419	133	(289)
Service charges on deposit accounts	3,133	2,988	2,789	145	199
Earnings on bank owned life insurance policies, net (BOLI)	741	409	417	332	(8)
FHLB Dividends	658	546	418	112	128
Loan servicing fees	641	756	872	(115)	(116)
Gain on sale of loans	-	37	234	(37)	(197)
Loss on sale of investments	(5,811)	(19,817)	-	14,006	(19,817)
Other income	2,361	877	2,573	1,484	(1,696)
Total non-interest income	$10,526	$8,780	$10,722	$1,746	$(1,942)

2025 compared to 2024.  During the year ended December 31, 2025, non-interest income totaled $10.5 million, an increase of $1.7 million from the year ended December 31, 2024. The largest components of this increase were a legal settlement totaling $1.1 million related to the Dixie Fire in August of 2021 and an increase in earnings on BOLI of $332 thousand. A $14.3 million reduction in gain on sale of buildings related to our 2024 sales/lease back transaction was mostly offset by a $14.0 million reduction in loss on sale of investment securities related to the 2024 partial restructuring of our investment portfolio. Loss on sale of investment securities during 2025 consisted of the December 2025 partial restructuring of the investment portfolio discussed earlier, and a $628 thousand loss generated on the disposition of Cornerstone’s investment portfolio during the third quarter of 2025.

2024 compared to 2023.  During the year ended December 31, 2024, non-interest income totaled $8.8 million, a decrease of $1.9 million from the year ended December 31, 2023. The largest component of this decrease was a $1.7 million gain on termination of our interest rate swaps during 2023 which is included in other income in the above table. Related to the sale/leaseback transaction and the partial restructuring of our investment portfolio, a $19.9 million gain on sale of buildings was offset by a $19.8 million loss on investment securities. Other changes in non-interest income include a decline in interchange income of $289 thousand and an increase in service charges on deposit accounts of $199 thousand.

Non-Interest Expense

The following table sets forth the components of other non-interest expense for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Years Ended December 31,			Change during Year
	2025	2024	2023	2025	2024
	(dollars in thousands)
Salaries and employee benefits	$26,020	$21,744	$20,320	$4,276	$1,424
Occupancy and equipment	9,152	7,606	5,302	1,546	2,304
Outside service fees	5,615	4,576	4,496	1,039	80
Merger and acquisition expenses	1,963	-	-	1,963	-
Amortization of Core Deposit Intangible	1,300	201	237	1,099	(36)
Professional fees	1,220	1,407	1,258	(187)	149
Advertising and promotion	1,145	1,030	941	115	89
Armored car and courier	1,004	876	767	128	109
Deposit insurance	871	750	737	121	13
Business development	831	680	615	151	65
Director compensation, education and retirement	706	728	763	(22)	(35)
Telephone and data communications	592	780	806	(188)	(26)
Loan collection costs	340	388	423	(48)	(35)
Other operating expense	1,095	1,508	865	(413)	643
Total non-interest expense	$51,854	$42,274	$37,530	$9,580	$4,744

2025 compared to 2024.  During the year ended December 31, 2025, total non-interest expense increased by $9.6 million from $42.3 million during the year ended December 31, 2024, to $51.9 million during the current period. The largest components of this increase were salary and benefit expenses of $4.3 million, merger related expenses of $2.0 million, occupancy and equipment expenses of $1.5 million, amortization of Core Deposit Intangible of $1.1 million and an increase in outside service fees of $1.0 million. The increase in salary and benefit expense included an increase in salary expense of $3.0 million primarily related to the acquisition of Cornerstone and to a lesser extent merit and promotional salary increases. Other significant increases in salary and benefit expense were $934 thousand in bonus expense, $256 thousand in health insurance costs and $269 thousand in payroll taxes. The increase in occupancy and equipment expenses and outside service fees mostly relates to the acquisition of Cornerstone.

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

Provision for Income Taxes. The Company recorded an income tax provision of $10.0 million, or 25.2% of pre-tax income for the year ended December 31, 2025. This compares to an income tax provision of $10.4 million, or 26.6% of pre-tax income during 2024. The percentages for 2025 and 2024 differ from statutory rates as tax exempt items of income, such as earnings on Bank owned life insurance and municipal securities interest, decrease taxable income while non-deductible merger transaction costs incurred during the current period increase taxable income. In addition, during the fourth quarter of 2025, we purchased green energy tax credits at a discount resulting in a $700 thousand reduction in the provision for income taxes.

Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed, and a valuation allowance is recorded if it is "more likely than not" that all or a portion of the deferred tax asset will not be realized. "More likely than not" is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based upon the analysis of available evidence, management has determined that it is "more likely than not" that all deferred income tax assets as of December 31, 2025 and 2024 will be fully realized and therefore no valuation allowance was recorded.

Financial Condition

Mostly related to the acquisition of Cornerstone, total assets increased by $615 million from $1.6 billion on December 31, 2024, to $2.2 billion on December 31, 2025. The largest components of this increase were increases in gross loans of $497 million, investment securities of $39 million, accrued interest receivable and other assets of $25 million, Goodwill of $19 million, BOLI of $17 million, premises and equipment of $12 million and CDI of $10 million.  Increases in liabilities include $439 million in deposits, $76 million in repurchase agreements, $6 million in borrowings and $7 million in accrued interest payable and other liabilities and $4 million in lease liabilities. Total shareholders' equity increased by $83 million. The following discussion provides detail on the major components of assets, liabilities and equity and the changes during 2025.

Loan Portfolio. Mostly related to the acquisition of CCB, gross loans increased by $497 million, or 49%, from $1.0 billion at December 31, 2024, to $1.5 billion at December 31, 2025. Increases in loans included $356 million in commercial real estate loans, $90 million in commercial loans, $39 million in agricultural loans, $22 million in residential real estate loans, $16 million in equity lines and $12 million in consumer and other loans. These increases were partially offset by decreases of $25 million in automobile loans and $13 million in construction loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, agricultural loans and commercial loans.

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2025	12/31/2025	12/31/2024	12/31/2024
Commercial	$167,851	11.1%	$77,444	7.6%
Agricultural	157,526	10.4%	118,866	11.7%
Real estate – residential	33,116	2.2%	11,539	1.1%
Real estate – commercial	1,002,627	66.3%	646,378	63.7%
Real estate – construction & land development	40,168	2.7%	53,503	5.3%
Equity Lines of Credit	53,647	3.5%	37,888	3.7%
Auto	39,595	2.6%	64,734	6.4%
Other	17,526	1.2%	5,072	0.5%
Total	$1,512,056	100%	$1,015,424	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 82% of the total loan portfolio at December 31, 2025. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta, Sutter and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 67% of the lending portfolio at December 31, 2025. CRE loans were 43% investor-owned, 43% owner-occupied, and 14% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 14% Mixed Commercial Real Estate, 13% Office, 13% Retail, 10% Hospitality, 10% Industrial, 8% Gas Stations, 5% Medical buildings, 5% Special Purpose, 5% Mini Storage Facilities and, 5% Residential, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 21% of CRE loans were located in northern Nevada and 57% were located in northern California. Of the $15.1 million in non-accrual balances at December 31, 2025, approximately 13% were CRE. Of the $34.2 million in substandard balances at December 31, 2025 approximately 28% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. At December 31, 2025, and December 31, 2024, approximately 80% and 77%, respectively, of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 21% of the Company’s variable rate loan portfolio on December 31, 2025; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 75% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types.

A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any. Total substandard loans increased by $11.2 million from $23.0 million on December 31, 2024, to $34.2 million on December 31, 2025. Loans classified as special mention increased by $8.1 million from $12.0 million on December 31, 2024, to $20.1 million on December 31, 2025.

The following table sets forth the maturity of gross loan categories as of December 31, 2025. Also provided with respect to such loans are the amounts due after one year, classified according to sensitivity to changes in interest rates:

		After One	After 5
	Within	Through 5	Through 15	Due After 15
	One Year	Years	Years	Years	Total
	( in thousands)
Commercial	$66,887	$81,424	$19,537	$3	$167,851
Agricultural	81,738	56,404	16,869	2,515	157,526
Real estate – residential	6,822	21,297	4,932	65	33,116
Real estate – commercial	75,612	274,356	473,824	178,835	1,002,627
Real estate – construction & land development	11,313	3,651	4,688	20,516	40,168
Equity Lines of Credit	6,604	19,514	21,386	6,143	53,647
Auto	18,447	21,148	-	-	39,595
Other	6,477	10,849	195	5	17,526
Total	$273,900	$488,643	$541,431	$208,082	$1,512,056

Amount due after one year at fixed interest rates:

(in thousands)
Commercial	$59,956
Agricultural	3,490
Real estate – residential	6,678
Real estate – commercial	107,835
Real estate – construction & land development	4,913
Equity Lines of Credit	1,105
Auto	21,148
Other	10,836
Total	$215,961

Amount due after one year at variable interest rates:

(in thousands)
Commercial	$41,008
Agricultural	72,298
Real estate – residential	19,616
Real estate – commercial	819,180
Real estate – construction & land development	23,942
Equity Lines of Credit	45,938
Auto	-
Other	213
Total	$1,022,195

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Regional President and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

At December 31, 2025, and December 31, 2024, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of December 31, 2025 and December 31, 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

During the twelve months ended December 31, 2025, we recorded a provision for credit losses of $6.9 million, consisting of a provision for credit losses on loans of $6.9 million and a decrease in the reserve for unfunded commitments of $40 thousand. The provision includes the CECL day 1 provision on non-PCD loans acquired from CCB and the reserve for unfunded commitments on loans acquired from CCB. During 2024 we recorded a provision for credit losses of $1.2 million consisting of a provision for credit losses on loans of $1.4 million and a decrease in the reserve for unfunded commitments of $179 thousand.

Net charge-offs totaled $442 thousand and $1.0 million during the twelve months ended December 31, 2025, and 2024, respectively.  The allowance for credit losses totaled $20.0 million at December 31, 2025, and $13.2 million at December 31, 2024. At least quarterly, the Company evaluates each specific reserve and if it determines that the loss represented by the specific reserve is uncollectable it records a charge-off for the uncollectable portion. Specific reserves related to collateral dependent loans totaled $1,516,000 and $29,000 at December 31, 2025, and December 31, 2024, respectively. The allowance for credit losses as a percentage of total loans was 1.32% on December 31, 2025, and 1.30% on December 31, 2024.

The following table provides selected credit ratios as of December 31, 2025, 2024 and 2023:

(dollars in thousands)	As of and for the Year Ended December 31,
	2025	2024	2023
Allowance for credit losses to total loans outstanding	1.32%	1.30%	1.34%
Allowance for credit losses	$19,959	$13,196	$12,867
Total loans outstanding	$1,512,056	$1,015,424	$958,564
Nonaccrual loans to total loans outstanding	1.00%	0.40%	0.50%
Nonaccrual loans	$15,089	$4,105	$4,820
Total loans outstanding	$1,512,056	$1,015,424	$958,564
Allowance for credit losses to nonaccrual loans	132.28%	321.46%	266.95%
Allowance for credit losses	$19,959	$13,196	$12,867
Nonaccrual loans	$15,089	$4,105	$4,820
Net charge-offs during the period to average loans outstanding:
Commercial	0.26%	0.35%	0.10%
Net charge-off during the period	$317	$277	$79
Average amount outstanding	$120,948	$78,279	$75,760
Agricultural	0.01%	0.00%	0.00%
Net charge-off during the period	$11	$-	$-
Average amount outstanding	$133,988	$122,871	$124,798
Real estate - residential	(0.22%)	(0.03%)	(0.02%)
Net charge-off during the period	$(49)	$(4)	$(3)
Average amount outstanding	$22,471	$11,692	$14,223
Real estate - commercial	0.00%	0.00%	0.00%
Net charge-off during the period	$(7)	$(1)	$(1)
Average amount outstanding	$814,894	$589,551	$520,498
Real estate - construction & land development	0.00%	0.00%	0.00%
Net charge-off during the period	$-	$-	$-
Average amount outstanding	$50,510	$63,399	$55,034
Equity lines of credit	0.14%	(0.00%)	(0.00%)
Net charge-off during the period	$66	$-	$-
Average amount outstanding	$45,827	$37,620	$36,371
Auto	(0.03%)	0.88%	0.79%
Net charge-off during the period	$(16)	$715	$804
Average amount outstanding	$51,641	$80,828	$101,800
Other	1.01%	1.16%	1.36%
Net charge-off during the period	$120	$59	$75
Average amount outstanding	$11,860	$5,073	$5,513
Total Loans	0.04%	0.11%	0.10%
Net charge-off during the period	$442	$1,046	$954
Average amount outstanding	$1,252,139	$989,313	$933,997

The following table provides a breakdown of the allowance for credit losses:

		Percent of		Percent of
		Loans in		Loans in
	Balance at	Each	Balance at	Each
	End of	Category to	End of	Category to
(dollars in thousands)	Period	Total Loans	Period	Total Loans
	12/31/2025	12/31/2025	12/31/2024	12/31/2024
Commercial	$3,246	11.1%	$1,265	7.6%
Agricultural	3,973	10.4%	1,802	11.7%
Real estate – residential	258	2.2%	102	1.1%
Real estate – commercial	10,605	66.3%	7,459	63.7%
Real estate – construction & land development	514	2.7%	815	5.3%
Equity Lines of Credit	502	3.5%	460	3.7%
Auto	591	2.6%	1,215	6.4%
Other	270	1.2%	78	0.5%
Total	$19,959	100%	$13,196	100%

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

Nonperforming loans were $15.1 million on December 31, 2025, and $4.1 million on December 31, 2024.  Nonperforming loans as a percentage of total loans increased to 1.00% on December 31, 2025, up from 0.40% on December 31, 2024. The increase in nonperforming loans is related to one agricultural loan relationship of 15 loans totaling $9.8 million. The borrower on these loans was unable to meet his commitments under modified loan agreements and therefore during the second quarter of 2025 we placed the loans on nonaccrual status. Specific loan loss reserves totaling $1.4 million related to this relationship’s loans were included in the allowance for credit losses at December 31, 2025.

It is the policy of management to make additions to the allowance for credit losses so that it remains appropriate to absorb the inherent risk of loss in the portfolio. Management believes that the allowance on December 31, 2025, is appropriate. However, the determination of the amount of the allowance is judgmental and subject to economic conditions which cannot be predicted with certainty. Accordingly, the Company cannot predict whether charge-offs of loans in excess of the allowance may occur in future periods.

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at December 31, 2025, were $15.3 million, up from $4.3 million at December 31, 2024. Nonperforming assets as a percentage of total assets increased to 0.68% at December 31, 2025, up from 0.27% at December 31, 2024. OREO totaled $226 thousand at December 31, 2025, and $91 thousand December 31, 2024.

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At December 31,
	(dollars in thousands)
	2025	2024	2023
Nonaccrual loans	$15,089	$4,105	$4,820
Loans past due 90 days or more and still accruing	-	-	-
Total nonperforming loans	15,089	4,105	4,820
Other real estate owned	226	91	357
Other vehicles owned	6	111	138
Total nonperforming assets	$15,321	$4,307	$5,315
Interest income forgone on nonaccrual loans	$1,167	$301	$257
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-
Nonperforming loans to total loans	1.00%	0.40%	0.50%
Nonperforming assets to total assets	0.68%	0.27%	0.33%

The following table provides a summary of the change in the number and balance of OREO properties for the years ended December 31, 2025 and 2024, dollars in thousands:

	Year Ended December 31,
	Number	2025	Number	2024
Beginning Balance	1	$91	1	$357
Additions	2	185	1	141
Dispositions	(1)	(23)	(1)	(357)
Provision from change in OREO valuation	-	(27)	-	(50)
Ending Balance	2	$226	$1	$91

Investment Portfolio and Federal Reserve Balances. Total investment securities were $477 million as of December 31, 2025, and $438 million at December 31, 2024. Unrealized losses on available-for-sale investment securities totaling $14.9 million were recorded, net of $4.4 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025. During the twelve months ended December 31, 2025, the Company sold 135 available-for-sale investment securities for proceeds of $130.6 million recording a $6.1 million net loss on sale. The loss was partially offset by a gain of $254 thousand on the termination of a fair value hedge.  The Company realized a gain on sale from 15 of these securities totaling $36 thousand and a loss on sale of 120 securities totaling $6.1 million. These sales mostly relate to the sale of the investment portfolio acquired from CCB and a partial restructure of our investment portfolio in which we offset the $5.5 million gain on our 2025 sales/leaseback transaction with a loss on sale of $5.4 million of investment securities.  The securities sold had a weighted average tax equivalent yield of 2.43%.  As part of the restructure, we replaced these securities with $42 million in securities having a weighted average yield of 4.88%.

Unrealized losses on available-for-sale investment securities totaling $35.7 million were recorded, net of $10.6 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2024.  During the first quarter of 2024 we sold $116 million in investment securities having a weighted average tax equivalent yield of 2.24% recording a $19.8 million loss on sale. Beginning in December 2023 and ending on March 27, 2024 we purchased $120 million in investment securities having a weighted average tax equivalent yield of 5.25%. These sales and purchases were made as part of an investment restructure, the losses of which were offset by the gain recorded on the sales/leaseback.

The investment portfolio at December 31, 2025, consisted of $388 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 156 municipal securities totaling $89 million. The investment portfolio at December 31, 2024, consisted of $350 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 170 municipal securities totaling $88 million.

There were no Federal funds sold at December 31, 2025, and December 31, 2024; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $39 million at December 31, 2025, and $47 million at December 31, 2024. The balance on December 31, 2025, earns interest at the rate of 3.65%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

The following table summarizes the maturities of the Company's securities at their carrying value, which represents fair value, and their weighted average tax equivalent yields at December 31, 2025. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations.

			After One Through		After Five Through
(dollars in thousands)	Within One Year		Five Years		Ten Years		After Ten Years		Total
Available-for-sale (Fair Value)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government-sponsored agency mortgage-backed securities - residential	5,242	4.45%	120,509	4.57%	125,279	4.09%	2,135	4.58%	253,165	4.32%
U.S. Government agency mortgage-backed securities - commercial	-	0.00%	36,612	4.79%	98,152	3.89%	-	-%	134,764	4.11%
Municipal obligations	789	3.45%	6,624	4.26%	17,469	4.58%	63,784	4.03%	88,666	4.15%
Total	$6,031	4.32%	$163,745	4.61%	$240,900	4.04%	$65,919	4.05%	$476,595	4.23%

Deposits. Related mostly to the acquisition of Cornerstone, total deposits increased by $439 million from $1.4 billion at December 31, 2024, to $1.8 billion at December 31, 2025. The increase in deposits includes increases of $150 million in demand deposits, $173 million in money market accounts and $117 million in time deposits. Partially offsetting these increases was a decline of $1 million in savings deposits. At December 31, 2025, 47% of the Company’s deposits were in the form of non-interest-bearing demand deposits. During the third quarter of 2025 we transferred over $60 million of third-party reciprocal deposits acquired from Cornerstone to our repurchase agreement product and paid off $38.5 million in brokered time deposits. These brokered deposits had a weighted average rate of 4.91%. At December 31, 2025, brokered deposits consist of a $10 million time deposit acquired from Cornerstone. The rate on this deposit is 3.80%.

The following tables show the distribution of deposits by type at December 31, 2025 and 2024 and the average balance and rates paid on deposits for the three years ending December 31, 2025:

		Percent of		Percent of
		Deposits in		Deposits in
		Each Category		Each Category
	Balance at End	to Total	Balance at End	to Total
	of Period	Deposits	of Period	Deposits
(dollars in thousands)	12/31/2025	12/31/2025	12/31/2024	12/31/2024
Non-interest bearing	$848,986	46.9%	$699,401	51.0%
Money Market	440,552	24.3%	267,582	19.5%
Savings	309,337	17.1%	309,929	22.6%
Time	210,729	11.7%	94,189	6.9%
Total Deposits	$1,809,604	100%	$1,371,101	100%

	Average Balance	Yields/Rates	Average Balance	Yields/Rates	Average Balance	Yields/Rates
(dollars in thousands)	12/31/2025	12/31/2025	12/31/2024	12/31/2024	12/31/2023	12/31/2023
Non-interest bearing	$772,478		$684,909		$726,191

Money Market	364,152	1.94%	226,372	1.09%	227,819	0.60%
Savings	311,136	0.32%	324,000	0.22%	375,377	0.21%
Time	164,998	2.41%	96,131	2.85%	74,570	2.10%
Total interest bearing	$840,286	1.43%	$646,503	0.92%	$677,766	0.55%

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

On December 31, 2025, the Company estimates that it has approximately $720 million in uninsured deposits representing 40% of total deposits. Of this amount, $186 million represents deposits that are collateralized such as deposits of states, municipalities, and tribal accounts. On December 31, 2024, the Company estimates that it has approximately $496 million in uninsured deposits representing 36% of total deposits. Of this amount, $128 million represents deposits that are collateralized such as deposits of states, municipalities, and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	December 31,	December 31,
(dollars in thousands)	2025	2024
Remaining maturity:
Three months or less	$18,804	11,697
After three through six months	25,834	6,712
After six through twelve months	15,891	4,452
After twelve months	45,909	61
Total	$106,438	$22,922

Short-term Borrowing Arrangements.  The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $400 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $659 million. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $400 million in available credit the Company would need to purchase $2 million in additional FHLB stock. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At December 31, 2025, the Company could borrow up to $39 million at the Discount Window secured by investment securities with a fair value of $41 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at December 31, 2025 and 2024.

Note Payable.  Plumas Bancorp had outstanding borrowings of $15 million with a correspondent bank. This loan matures on January 25, 2035, and can be prepaid at any time. During the initial three years the loan functioned as an interest only revolving line of credit. On February 1, 2025, the loan converted into a term loan requiring semi-annual interest payments and annual principal reductions. This borrowing bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. Interest expense recognized on this loan for the twelve-months ended December 31, 2025 and 2024, was $585 thousand and $641 thousand, respectively.

The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at December 31, 2025.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaling $97.9 million and $22.1 million at December 31, 2025, and December 31, 2024, respectively, are secured by U.S. Government agency securities with a carrying amount of $112.1 million and $38.5 million at December 31, 2025 and December 31, 2024, respectively. The increase in repurchase agreements is mostly related to the acquisition of Cornerstone. Cornerstone maintained reciprocal deposits with several customers. During July 2025 we converted these reciprocal deposits to repurchase agreements. Interest expense recognized on repurchase agreements for the twelve-months ended December 31, 2025 and 2024, was $776 thousand and $36 thousand, respectively.

Subordinated Debentures. As a result of and upon the completion of the Merger, the Company assumed Cornerstone’s obligations with respect to an aggregate principal amount of $12 million of subordinated notes, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, had a fixed interest rate of 4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%. The 2030 notes were called for redemption on December 30, 2025. Of the $10 million originally outstanding on the 2030 notes, principal payments were made on $5.8 million while $4.2 million remain outstanding at December 31, 2025. The remaining $4.2 million will be paid once the notes are surrendered for cancelation by the debenture holders as required under the 2030 Notes. In accordance with the terms of the 2030 Notes interest has ceased to accrue on the remaining $4.2 million. Interest expense recognized on the subordinated notes for the twelve months ended December 31, 2025, was $426 thousand.

In addition to these borrowings, Cornerstone had an outstanding borrowing from the FHLB of $15 million which was paid in full in August 2025.  Interest expense on this borrowing was $50 thousand during 2025.

Capital Resources

Shareholders’ Equity. Shareholders’ equity increased by $83 million from $178 million at December 31, 2024 to $261 million at December 31, 2025. The $83 million increase includes earnings during the twelve-month period of $29.6 million, common stock and stock options issued in the acquisition of Cornerstone totaling $45.2 million, a decrease in other comprehensive loss of $14.7 million and restricted stock and stock option activity totaling $1.4 million. These items were partially offset by the payment of cash dividends totaling $7.7 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.30 per share on November 17, 2025, August 15, 2025, May 15, 2025, and February 17, 2025, and a quarterly cash dividend of $0.27 per share on February 15, 2024, May 15, 2024, August 15, 2024, and November 15, 2024.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Common Equity Tier 1 Ratio	$247,747	14.8%	$75,265	4.5%	$108,717	6.5%
Tier 1 Leverage Ratio	247,747	11.1%	89,237	4.0%	111,547	5.0%
Tier 1 Risk-Based Capital Ratio	247,747	14.8%	100,354	6.0%	133,805	8.0%
Total Risk-Based Capital Ratio	268,425	16.0%	133,805	8.0%	167,257	10.0%

December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

(1) Does not include amounts required to maintain the capital conservation buffer under the new capital rules.

Management believes that the Bank met all its capital adequacy requirements as of December 31, 2025.

The current and projected capital positions of the Bank and the impact of capital plans and long-term strategies are reviewed regularly by management. The Company policy is to maintain the Bank’s ratios above the prescribed well-capitalized ratios at all times.

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of December 31, 2025, the Company had $249 million in unfunded loan commitments and $1.6 million in letters of credit. This compares to $155 million in unfunded loan commitments at December 31, 2024 and no letters of credit. Of the $249 million in unfunded loan commitments, $168 million and $81 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at December 31, 2025, $117 million was secured by real estate, of which $45 million was secured by commercial real estate and $72 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and five administrative offices. Including variable lease expense, total rent expense for the years ended December 31, 2025, 2024 and 2023 were $3.6 million, $3.1 million and $635 thousand, respectively. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $400 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $659 million. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $400 million in available credit the Company would need to purchase $2 million in additional FHLB stock. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At December 31, 2025, the Company could borrow up to $39 million at the Discount Window secured by investment securities with a fair value of $41 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at December 31, 2025 and 2024.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long-term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. Related mostly to the acquisition of Cornerstone, total deposits increased by $439 million from $1.4 billion at December 31, 2024, to $1.8 billion at December 31, 2025. The Company estimates that it has approximately $720 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $186 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Plumas Bancorp and subsidiary, and report of the independent registered public accounting firm, are included in the Annual Report of Plumas Bancorp to its shareholders for the years ended December 31, 2025, 2024 and 2023.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, is effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Plumas Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plumas Bancorp and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Note 5 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $1.5 billion and related allowance for credit losses of $20.0 million as of December 31, 2025. As described by the Company in Note 2 to the Company’s financial statements, the Company uses a discounted cash flow method to estimate expected credit losses. In addition to its own loss experience, the Company also includes peer bank historical loss experience in its assessment of expected credit losses to determine the allowance for credit losses. The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle. Also considered were further adjustments to historical loss information to appropriately adjust for the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

We identified the Company’s estimate of the allowance for credit losses (“ACL”) for collectively evaluated loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s determination of significant model assumptions, including the determination of qualitative factor adjustments and macroeconomic data in the reasonable and supportable forecasts. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

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

●	We tested the completeness and accuracy of the significant inputs into the model, including the underlying data used to develop the qualitative factors and forecasts.
●	We tested the computational accuracy of the model utilized to determine the allowance for credit losses by recalculating the model outputs.
●

We evaluated the relevance and the reasonableness of assumptions related to the determination of qualitative factor adjustments and the forecasting component of the ACL by comparing the data used in the model to internally developed, third‐party sources, and other audit evidence gathered.

Business Combination – Valuation of Acquired Loan Portfolio

As described in Note 18 to the Company’s financial statements, on July 1, 2025, the Company acquired Cornerstone Community Bancorp (“CCB”). The transaction has been accounted for as a business combination and accordingly, the identifiable assets acquired and liabilities assumed from CCB were recorded at fair value as of the acquisition date. The fair value of acquired loans held for investment was $462.5 million. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

We identified the fair value of acquired loans held for investment as a critical audit matter due to the high degree of complexity and auditor judgment involved and the extent of effort involved, including the use of professionals with specialized skill and knowledge, in testing the Company’s estimates and assumptions, including the discount rates and prepayment rates used in the discounted cash flow methodology.

The primary procedures we performed to address the critical audit matter include the following:

●

We obtained an understanding of the Company’s process for estimating the acquired loans’ fair value, including an understanding over management’s controls over establishing the discount rate, inputs, and other assumptions used in the discounted cash flow methodology.

●	We tested the completeness and accuracy of certain underlying loan data provided by management that was significant to the discounted cash flow model.
●

We utilized internal valuation specialists to assist in evaluating management’s valuation methodologies and significant assumptions, including application of discount rates and prepayment rates by comparing management’s selected assumptions to independently developed ranges based on third party market data.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2024.

Franklin, Tennessee

March 19, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Plumas Bancorp and Subsidiary
Reno, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Plumas Bancorp and Subsidiary (the “Company”) for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Eide Bailly LLP

San Ramon, California

March 20, 2024

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
ASSETS

Cash and cash equivalents	$80,616,000	$82,018,000
Investment securities available for sale, net of allowance for credit losses of $0 at December 31, 2025 and 2024	476,595,000	437,735,000
Loans, less allowance for credit losses of $19,959,000 at December 31, 2025 and $13,196,000 at 2024	1,495,834,000	1,005,375,000
Right-of-use assets	28,860,000	24,334,000
Other real estate owned	226,000	91,000
Premises and equipment, net	24,398,000	12,495,000
Bank owned life insurance	33,659,000	16,519,000
Core deposit intangible	11,101,000	791,000
Goodwill	24,215,000	5,502,000
Accrued interest receivable and other assets	63,019,000	38,466,000

Total assets	$2,238,523,000	$1,623,326,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Non-interest bearing	$848,986,000	$699,401,000
Interest bearing	960,618,000	671,700,000

Total deposits	1,809,604,000	1,371,101,000

Repurchase agreements	97,855,000	22,073,000
Accrued interest payable and other liabilities	19,946,000	12,493,000
Borrowings	21,013,000	15,000,000
Lease liabilities	29,029,000	24,759,000

Total liabilities	1,977,447,000	1,445,426,000

Commitments and contingencies (Note 12)

Shareholders' equity:
Serial preferred stock - no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock - no par value; 22,500,000 shares authorized; issued and outstanding – 6,958,814 at December 31, 2025 and 5,903,368 at December 31, 2024	75,668,000	29,043,000
Retained earnings	195,899,000	174,002,000
Accumulated other comprehensive loss, net of taxes	(10,491,000)	(25,145,000)

Total shareholders' equity	261,076,000	177,900,000

Total liabilities and shareholders' equity	$2,238,523,000	$1,623,326,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Interest income:
Interest and fees on loans	$78,875,000	$61,450,000	$54,999,000
Interest on investment securities:
Taxable	17,226,000	15,308,000	11,525,000
Exempt from Federal income taxes	2,268,000	2,574,000	3,681,000
Other	3,278,000	4,993,000	4,387,000

Total interest income	101,647,000	84,325,000	74,592,000

Interest expense:
Interest on deposits	12,040,000	5,916,000	3,730,000
Interest on junior subordinated deferrable interest debentures	-	-	141,000
Interest on borrowings	1,061,000	4,676,000	896,000
Other	776,000	42,000	31,000

Total interest expense	13,877,000	10,634,000	4,798,000

Net interest income before provision for credit losses	87,770,000	73,691,000	69,794,000

Provision for credit losses	6,850,000	1,196,000	2,775,000

Net interest income after provision for credit losses	80,920,000	72,495,000	67,019,000

Non-interest income:
Gain on sale of buildings	5,540,000	19,854,000	-
Interchange revenue	3,263,000	3,130,000	3,419,000
Service charges	3,133,000	2,988,000	2,789,000
Earnings on bank owned life insurance policies, net	741,000	409,000	417,000
Federal Home Loan Bank dividends	658,000	546,000	418,000
Loan servicing fees	641,000	756,000	872,000
Gain on sale of loans held for sale	-	37,000	234,000
Loss on sale of investment securities	(5,811,000)	(19,817,000)	-
Other	2,361,000	877,000	2,573,000

Total non-interest income	10,526,000	8,780,000	10,722,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Continued)

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023

Non-interest expenses:
Salaries and employee benefits	$26,020,000	$21,744,000	$20,320,000
Occupancy and equipment	9,152,000	7,606,000	5,302,000
Other	16,682,000	12,924,000	11,908,000
Total non-interest expenses	51,854,000	42,274,000	37,530,000

Income before income taxes	39,592,000	39,001,000	40,211,000

Provision for income taxes	9,975,000	10,382,000	10,435,000

Net income	$29,617,000	$28,619,000	$29,776,000

Basic earnings per common share	$4.60	$4.85	$5.08
Diluted earnings per common share	$4.54	$4.80	$5.02
Common dividends per share	$1.20	$1.08	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Net Income	$29,617,000	$28,619,000	$29,776,000
Other comprehensive income :
Change in available for sale securities	14,738,000	(9,427,000)	8,095,000
Change in cash flow hedge	-	-	(295,000)
Change in fair value hedge	254,000	-	-
Reclassification adjustments for net (gain) loss included in net income	5,811,000	19,817,000	(1,707,000)
Net unrealized holding gain	20,803,000	10,390,000	6,093,000
Related tax effect:
Change in available for sale securities	(4,356,000)	2,787,000	(2,393,000)
Change in cash flow hedge	-	-	87,000
Change in fair value hedge	(75,000)	-	-
Reclassification adjustments for net (gain) loss included in net income	(1,718,000)	(5,858,000)	505,000
Income tax effect	(6,149,000)	(3,071,000)	(1,801,000)
Other comprehensive income	14,654,000	7,319,000	4,292,000
Total comprehensive income	$44,271,000	$35,938,000	$34,068,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2025, 2024 and 2023

				Accumulated
				Other
				Comprehensive	Total
	Common Stock		Retained	Income (loss)	Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, January 1, 2023	5,850,216	$27,372,000	$128,388,000	$(36,756,000)	$119,004,000
Net Income	-	-	29,776,000	-	29,776,000
Cumulative change from adoption of ASU 2016-13	-	-	(554,000)	-	(554,000)
Other comprehensive income	-	-	-	4,292,000	4,292,000
Exercise of stock options	22,132	339,000	-	-	339,000
Termination of restricted stock	(825)	-	-	-	-
Cash dividends on common stock ($1.00 per share)	-	-	(5,862,000)	-	(5,862,000)
Stock-based compensation expense	-	322,000	-	-	322,000
Balance December 31, 2023	5,871,523	28,033,000	151,748,000	(32,464,000)	147,317,000
Net Income	-	-	28,619,000	-	28,619,000
Other comprehensive income	-	-	-	7,319,000	7,319,000
Grants of restricted stock	435	-	-	-	-
Exercise of stock options	31,410	508,000	-	-	508,000
Cash dividends on common stock ($1.08 per share)	-	-	(6,365,000)	-	(6,365,000)
Stock-based compensation expense	-	502,000	-	-	502,000
Balance, December 31, 2024	5,903,368	29,043,000	174,002,000	(25,145,000)	177,900,000
Net Income	-	-	29,617,000	-	29,617,000
Other comprehensive income	-	-	-	14,654,000	14,654,000
Issuance of common stock	1,003,718	44,625,000	-	-	44,625,000
Exercise of stock options	48,695	1,105,000	-	-	1,105,000
Vesting of stock options assumed in merger	-	552,000	-	-	552,000
Vesting of restricted stock units	3,033	-	-	-	-
Cash dividends on common stock ($1.20 per share)	-	-	(7,720,000)	-	(7,720,000)
Stock-based compensation expense	-	343,000	-	-	343,000
Balance, December 31, 2025	6,958,814	$75,668,000	$195,899,000	$(10,491,000)	$261,076,000

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023

Cash flows from operating activities:
Net income	$29,617,000	$28,619,000	$29,776,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6,850,000	1,196,000	2,775,000
Provision for Other Real Estate Owned (OREO) losses	-	50,000	-
Change in deferred loan origination costs/fees, net	(590,000)	(250,000)	(318,000)
Stock-based compensation expense	343,000	502,000	322,000
Depreciation of premises and equipment and amortization of intangibles	2,835,000	1,496,000	1,667,000
Amortization of investment security premiums	718,000	831,000	1,268,000
Accretion of discounts on investments	(1,928,000)	(1,195,000)	(761,000)
Net loss on sale of investment securities	5,811,000	19,817,000	-
Accretion of premium on time deposits	(655,000)	-	-
Amortization of discount on subordinated debentures	142,000	-	-
Accretion of discount on loans	(1,100,000)	-	-
Gain on sale of loans held for sale	-	(37,000)	(234,000)
Loans originated for sale	-	(1,230,000)	(1,736,000)
Proceeds from loan sales	-	757,000	5,739,000
Net gain on sale of OREO	-	(5,000)	(39,000)
Net loss on sale of other vehicles owned	47,000	131,000	28,000
Earnings on bank owned life insurance policies	(741,000)	(409,000)	(417,000)
Gain on sale of buildings	(5,540,000)	(19,854,000)	-
(Increase) decrease in deferred income tax	2,269,000	(54,000)	(702,000)
Purchase of green-energy transferable tax credit	(9,300,000)	-	-
(Increase) decrease in accrued interest receivable and other assets	(5,285,000)	1,690,000	335,000
(Decrease) increase in accrued interest payable and other liabilities	(1,906,000)	(1,546,000)	635,000
Net cash provided by operating activities	21,587,000	30,509,000	38,338,000

(Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from investing activities:
Proceeds from matured and called available-for-sale investment securities	$1,310,000	$8,950,000	$4,565,000
Proceeds from sale of available-for-sale securities	130,635,000	116,285,000	-
Purchases of available-for-sale investment securities	(122,866,000)	(120,812,000)	(73,111,000)
Proceeds from principal repayments from available-for-sale government-guaranteed mortgage-backed securities	56,077,000	37,959,000	31,656,000
Net increase in loans	(33,574,000)	(58,264,000)	(49,764,000)
Cash acquired in acquisition, net of consideration paid	35,777,000	-	-
Proceeds from sale of vehicles	305,000	763,000	484,000
Proceeds from sale of other real estate	22,000	362,000	122,000
Purchases of Federal Home Loan Bank stock	-	-	(2,540,000)
Purchase of Federal Reserve Bank stock	(1,407,000)	(9,000)	(8,000)
Proceeds from bank owned life insurance	-	-	322,000
Proceeds from sale of buildings	5,350,000	25,690,000	-
Purchases of premises and equipment	(1,311,000)	(678,000)	(2,278,000)
Net cash provided by (used in) investing activities	70,318,000	10,246,000	(90,552,000)

Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(122,680,000)	34,909,000	(166,620,000)
Net (decrease) increase in time deposits	(19,044,000)	2,537,000	42,466,000
Net increase (decrease) in securities sold under agreements to repurchase	75,782,000	(981,000)	4,430,000
Cash dividends paid on common stock	(7,720,000)	(6,365,000)	(5,862,000)
Repayments on other borrowings	(20,750,000)	(185,000,000)	-
Redemption of Trust Preferred Securities	-	-	(10,310,000)
Increase in other borrowings	-	110,000,000	90,000,000
Proceeds from exercise of stock options	1,105,000	508,000	339,000
Net cash used in provided by financing activities	(93,307,000)	(44,392,000)	(45,557,000)

Decrease in cash and cash equivalents	(1,402,000)	(3,637,000)	(97,771,000)

Cash and cash equivalents at beginning of year	82,018,000	85,655,000	183,426,000
Cash and cash equivalents at end of year	$80,616,000	$82,018,000	$85,655,000

 (Continued)

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest expense	$14,293,000	$8,574,000	$3,628,000
Income taxes	$8,595,000	$9,655,000	$12,261,000

Supplemental noncash disclosures:
Real estate and vehicles acquired through foreclosure/repossession	$404,000	$867,000	$1,072,000
Lease liabilities arising from obtaining right-of-use assets	$4,986,000	$22,588,000	$382,000
Common stock retired in connection with the exercise of stock options	$86,000	$78,000	$154,000
Assets acquired in acquisition plus goodwill recognized	$678,061,000	$-	$-
Liabilities assumed in acquisition	$616,745,000	$-	$-
Common stock issued in acquisition	$45,177,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF PLUMAS BANCORP

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

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities, which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single reportable segment is determined by the Chief Financial Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business such as branches and departments, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors.  The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. All operations are domestic.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combination and Fair Value Measurements

The Company completed its acquisition of Cornerstone on July 1, 2025. The transaction was accounted for under the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations (ASC 805), and the identifiable assets acquired, and liabilities assumed were recorded at their estimated fair values. Acquisition-related costs, including legal, accounting, and other professional fees, totaled approximately $1.9 million and were expensed as incurred in accordance with ASC 805.

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

●

Held-to-maturity securities, which management has the positive intent and ability to hold, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums. As of December 31, 2025 and 2024 the Company did not have any investment securities classified as held-to-maturity.

●

Trading securities are bought and held principally for the purpose of selling in the near term and changes in the value of these securities are recorded through earnings. As of December 31, 2025 and 2024 the Company did not have any investment securities classified as trading.

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

The Company evaluates available for sale debt securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the allowance for credit losses and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in earnings with a corresponding adjustment to the security's amortized cost basis. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers' financial condition, among other factors. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available for sale debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met. No security credit losses were recognized during the years ended December 31, 2025, 2024 or 2023.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in the capital stock of the FHLB. The investment is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2025 and December 31, 2024, the Company held $8,084,000 and $6,234,000, respectively  of FHLB stock. On the consolidated balance sheet, FHLB stock is included in accrued interest receivable and other assets.

Federal Reserve Bank Stock

The Bank is a member of its regional Federal Reserve Bank (FRB). FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income. At December 31, 2025 and December 31, 2024, the Company held $3,565,000 and $1,380,000, respectively of FRB stock. On the consolidated balance sheet, FRB stock is included in accrued interest receivable and other assets.

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

There were no loans held for sale on December 31, 2025 and 2024.  Loans held for sale are recorded at the lower of cost or fair value and therefore may be reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices.

SBA Government guaranteed loans with unpaid balances of $83,668,000 and $95,332,000 were being serviced for others at December 31, 2025 and 2024, respectively.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost which is the principal balance outstanding, net of purchase premiums or discounts, deferred loan fees and costs. Loans, if any, that are transferred from loans held for sale are carried at the lower of principal balance or market value at the date of transfer, adjusted for accretion of discounts. Interest is accrued daily based upon outstanding loan balances. However, when, in the opinion of management, the future collectability of interest and principal is in serious doubt, loans are placed on nonaccrual status and the accrual of interest income is suspended. Any interest accrued but unpaid is charged against income. Payments received are applied to reduce principal to the extent necessary to ensure collection. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment unless well secured and in the process of collection. Past due status is based on the contractual terms of the loan. Subsequent payments on these loans, or payments received on nonaccrual loans for which the ultimate collectability of principal is not in doubt, are applied first to earned but unpaid interest and then to principal. A nonaccrual loan is returned to accruing status when the borrower has cured the delinquency, has made at least six consecutive months of timely contractual payments, and management determines, based on an evaluation of the borrower’s financial condition and other relevant factors, that the collection of remaining principal and interest is reasonably assured.

Consistent with the guidance in ASC 326‑20‑30‑5a, the Company has elected the practical expedient to exclude accrued interest receivable from the amortized cost basis of loans when estimating expected credit losses. Accrued interest receivable on loans is recorded separately in “Accrued interest receivable and other assets” on the Consolidated Balance Sheets.  The Company writes off uncollectible accrued interest receivable by reversing interest income when amounts are 90 days past due or earlier if collection is deemed doubtful. Because accrued interest receivable is excluded from the amortized cost basis of loans, no allowance for credit losses is recorded on accrued interest receivable.

Loan balances are charged off when management concludes that amounts are uncollectible, which generally occurs upon confirmation of loss, bankruptcy, significant deterioration in the borrower’s financial condition, or when the borrower is 120 days or more past due, depending on asset type.

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

At December 31, 2025, the Company utilized a reasonable and supportable forecast period of four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process. Management believes that the allowance for credit losses at December 31, 2025, appropriately reflected expected credit losses inherent in the loan portfolio at that date.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of December 31, 2025, and 2024, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The ACL includes expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitment is included in Other Liabilities while any related provision expense is included in the provision for credit loss expense.

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

For other loans, which are primarily consumer loans and automobile loans the Company evaluates credit quality based on the aging status of the loan and by monitoring factors such as recent payment performance, borrower credit scores, and the frequency of extensions or payment deferrals.

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

Agricultural – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of the Company and borrowers: commodity prices and weather conditions.

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

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates. At least quarterly, the Board of Directors and management review the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors. If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted. In addition, the Company's primary regulators, the FRB and the Department of Financial Protection and Innovation (DFPI), as an integral part of their examination process, review the adequacy of the allowance. These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Purchased Credit Deteriorated (PCD) Loans

PCD loans are loans acquired at a discount that is due, in part, to credit quality deterioration since origination which may be determined through observation of missed payments, downgrade in risk rating, deterioration of a borrower's financial trends or other observable factors including subjectivity utilized by management. PCD loans are initially recorded at fair value, by taking the sum of the present value of expected future cash flows and an allowance for credit losses, at acquisition. The allowance for credit losses for PCD loans is recorded through a gross-up of reserves on the consolidated balance sheets, while the allowance for acquired non-PCD loans is recorded through the provision for credit losses on the consolidated statements of income, consistent with originated loans. Subsequent to acquisition, the allowance for credit losses for PCD loans will generally follow the same forward-looking estimation, provision, and charge-off process as non-PCD acquired and originated loans.

As part of the acquisition of Cornerstone on July 1, 2025, the Company acquired PCD loans.  At acquisition, the Company recorded PCD loans at their purchase price and simultaneously established an allowance for credit losses based on expected credit losses over the life of the loans. A reconciliation of the purchase price of the PCD loans to the par value of these loans follows:

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

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. On December 31, 2025, other real estate owned totaled $226,000 consisting of two residential real estate properties. On December 31, 2024, other real estate owned totaled $91,000 consisting of one residential real estate property. There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property for which formal foreclosure proceedings were in process at December 31, 2025  There was one commercial loan with a balance of $53,000 secured by a residential real estate property for which formal foreclosure proceedings were in process at  December 31, 2024. Proceeds from sales of other real estate owned totaled $22,000, $362,000 and $122,000 for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023 the Company recorded gains on sale of other real estate owned of $0, $5,000 and $39,000, respectively. Other real estate owned is initially recorded at fair value less cost to sell when acquired. Any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair value of the property less costs to sell is charged against the allowance for credit losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other expenses. Subsequent gains or losses on sales or write-downs resulting from permanent impairment are also recorded in other expenses as incurred.

The following table provides a summary of the change in the OREO balance for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Beginning balance	$91,000	$357,000
Additions	185,000	141,000
Dispositions	(23,000)	(357,000)
Provision for change in OREO valuation	(27,000)	(50,000)
Ending balance	$226,000	$91,000

Intangible Assets

Intangible assets consist of core deposit intangibles related to the acquisition of Cornerstone Community Bancorp, Feather River Bancorp and branch acquisitions and are amortized on an accelerated basis method over ten years. The Company evaluates the recoverability and remaining useful life annually to determine whether events or circumstances warrant a revision to the intangible asset or the remaining period of amortization. There were no such events or circumstances during the periods presented.

Aggregate amortization expense was $1,300,000, $201,000, and $237,000 for 2025, 2024 and 2023, respectively.2025, 2024 and 2023

The gross carrying amount of intangible assets and accumulated amortization was:

	2025		2024
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$13,873,000	$2,772,000	$2,263,000	$1,472,000

Estimated amortization expense for each of the next five years is $2,235,000, $1,990,000, $1,742,000, $1,479,000 and $1,244,000.

Goodwill

Goodwill totaling $18,713,000 was recorded on July 1, 2025, related to the acquisition of Cornerstone Community Bancorp resulting in total Goodwill of $24,215,000 at December 31, 2025.  Goodwill is not amortized but is evaluated for impairment at least annually including during the fourth quarter of 2025. The Company did not recognize impairment during the years ended  December 31, 2025, 2024 and 2023.

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

Debit card interchange fees

Debit card interchange income represents fees earned when a debit card issued by the Company is used. The Company earns interchange fees from debit cardholder transactions through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The performance obligation is satisfied, and the fees are earned when the cost of the transaction is charged to the cardholders’ debit card. Certain expenses directly associated with the credit and debit card are recorded on a net basis with the interchange income.

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

Purchased Transferable Green‑Energy Tax Credits

The Company may purchase transferable green‑energy tax credits from third‑party project developers pursuant to the transferability provisions of the Inflation Reduction Act of 2022. Purchased tax credits are accounted for in accordance with ASC 740, Income Taxes.

Purchased transferable tax credits are recorded as an income tax‑related asset at the amount of cash consideration paid at the date the Company obtains control of the credits. The asset is subsequently recognized as a reduction of income tax expense in the period in which the credits are utilized to offset the Company’s federal income tax liability. Purchased credits do not give rise to deferred tax assets or liabilities and are not amortized.

The Company evaluates the realizability of purchased credits each reporting period based on expected taxable income and statutory expiration dates. If it is more likely than not that any portion of the purchased credits will not be realized, the carrying amount is reduced and a corresponding charge is recorded within the Provision for income taxes in the consolidated statements of income. The Company assesses whether any uncertain tax positions exist related to the eligibility or utilization of purchased credits under the guidance in ASC 740‑10. Any such amounts are recorded as liabilities for unrecognized tax benefits when appropriate.

Purchased credits are classified within Accrued interest receivable and other assets. Cash paid for the acquisition of purchased transferable credits is presented within Operating activities in the Consolidated Statements of Cash Flows.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated income statement. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the years ended December 31, 2025 and 2024.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains on cash flow hedges and fair value hedges which are also recognized as separate components of equity. The amount related to the fair value hedge presented in other comprehensive income represents the basis adjustment to the hedged investment securities attributable to changes in fair value resulting from the hedged risk. The amount reclassified out of other accumulated comprehensive income relating to realized losses on securities available for sale was $5,811,000, $19,817,000 and $0 for 2025, 2024 and 2023, with the related tax benefit of $1,718,000, $5,858,000 and $0, respectively. During 2025 the amount reclassified out of other accumulated comprehensive income relating to realized losses on fair value hedges was $254,000 with the related tax expense of $75,000. During 2023 the amount reclassified out of other accumulated comprehensive income relating to realized losses on cash flow hedges was $1,707,000 with the related tax expense of $505,000.

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

Stock-Based Compensation

Compensation expense related to the Company’s Stock based compensation plans, net of related tax benefit, recorded in 2025, 2024 and 2023 totaled $320,000, $450,000 and $300,000 or $0.05, $0.08 and $0.05 per diluted share, respectively. Compensation expense is recognized over the vesting period on a straight-line accounting basis.

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

No stock options were granted in 2023, and no restricted stock units or restricted stock were granted in 2025 or 2023.

During the twelve months ended December 31, 2025 and 2024 the Company granted options to purchase 30,803 and 107,200 shares, respectively of common stock. The fair value of each option was estimated on the date of grant using the following assumptions.

	2025	2024
Expected life of stock options (in years)	7.5	6.2
Risk free interest rate	4.50%	3.98%
Annualized Volatility	34.8%	32.3%
Dividend yields	2.70%	3.17%
Weighted-average fair value of options granted during the year	$17.90	$9.25

Pending Accounting Pronouncements

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

Accounting Standards Update 2025-08 “Financial Instruments — Credit Losses (Topic 326): Purchased Loans: In November 2025, the FASB amended the Financial Instruments—Credit Losses topic in the Accounting Standards Codification to expand the population of acquired financial assets subject to the gross-up approach. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Impact of Recently Issued Accounting Pronouncements

Accounting Standards Update 2023-09 “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”): In December 2023, the FASB amended the Income Taxes topic in the Accounting Standards Codification to improve the transparency of income tax disclosures. ASU 2023-09 was effective January 1, 2025 and did not have a significant impact on the Company's financial statements.

Accounting Standards Update 2024-02 “Codification Improvements” (“ASU 2024-02): In March 2024, the FASB issued amendments to the Codification that remove references to various FASB Concepts Statements.  ASU 2024-02 was effective January 1, 2025 and did not have a significant impact on the Company's financial statements.

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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values of financial instruments, at December 31, 2025 are as follows (in dollars):

		Fair Value Measurements at December 31, 2025 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Loans, net	1,495,834,000	-	-	1,494,830,000	1,494,830,000
Financial liabilities:
Time deposits	210,729,000	-	209,147,000	-	209,147,000
Repurchase agreements	97,855,000	-	97,855,000	-	97,855,000
Borrowings	21,013,000	-	20,599,000	-	20,599,000

The carrying amounts and estimated fair values of financial instruments, at December 31, 2024 are as follows (in dollars):

		Fair Value Measurements at December 31, 2024 Using:
					Total Fair
	Carrying Value	Level 1	Level 2	Level 3	Value
Financial assets:
Loans, net	1,005,375,000	-	-	981,114,000	981,114,000
Financial liabilities:
Time deposits	94,189,000	-	94,161,000	-	94,161,000
Repurchase agreements	22,073,000	-	22,073,000	-	22,073,000
Borrowings	15,000,000	-	13,967,000	-	13,967,000

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

Time deposits - The fair value of time deposits was estimated based on a discounted cash flow technique using Level 2 inputs appropriate to the contractual maturity.

Repurchase agreements - The fair value of the repurchase agreement is based on Level 2 inputs. The primary inputs used in the valuation include the market interest rate and the credit quality of the underlying securities.

Borrowings - The cash flows were calculated using the contractual features of the borrowing and then discounted using observable market rates using Level 2 inputs appropriate to the contractual maturity.

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

Fair Value of Financial Instruments (continued)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2025 are summarized below:

		Fair Value Measurements at
		December 31, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$253,165,000	$-	$253,165,000	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	134,764,000	-	134,764,000	-
Obligations of states and political subdivisions	88,666,000	-	88,666,000	-
	$476,595,000	$-	$476,595,000	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2024 are summarized below:

		Fair Value Measurements at
		December 31, 2024 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total Fair	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$228,391,000	$-	$228,391,000	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	121,870,000	-	121,870,000	-
Obligations of states and political subdivisions	87,474,000	-	87,474,000	-
	$437,735,000	$-	$437,735,000	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025, are summarized below:

		Fair Value Measurements at December 31, 2025 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Total	Assets	Inputs	Inputs	Total
	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Assets:
Collateral-dependent loans
Commercial	$84	$-	$-	$84	$39
Agricultural	1,904	-	-	1,904	1,448
Total	$1,988	$-	$-	$1,988	$1,487

Other Real Estate:
RE – Residential	$91	$-	$-	$91	$-
Equity lines of credit	135			135	$-
Total	$226	$-	$-	$226	$-

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

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges of $1,487,000 were recognized during the twelve months ended December 31, 2025, related to collateral dependent loans. Impairment charges of $1,000 were recognized during the twelve months ended December 31, 2024, related to collateral dependent loans. The collateral-dependent loans at December 31, 2025 and December 31, 2024 consist solely of loans which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025 and 2024 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	12/31/2025	12/31/2024	Technique	Significant Unobservable Input	12/31/2025	12/31/2024
Collateral-dependent loans:
Commercial	$84	$24	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	14% - 100% (45%)	45%
Agricultural	1,904	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	2% - 100% (43%)
Total	$1,988	$24

Other Real Estate:
RE – Residential	$91	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	60%
Equity lines of credit	135	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%
Total	$226	$91

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2025 and 2024 consisted of the following:

Available-for-Sale	2025
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$257,520,000	$2,709,000	$(7,064,000)	$253,165,000
U.S. Government agencies collateralized by mortgage obligations-commercial	141,861,000	1,245,000	(8,342,000)	134,764,000
Obligations of states and political subdivisions	92,109,000	1,038,000	(4,481,000)	88,666,000
	$491,490,000	$4,992,000	$(19,887,000)	$476,595,000

Unrealized losses on available-for-sale investment securities totaling $14,895,000 were recorded, net of $4,404,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025. During the twelve months ended December 31, 2025, the Company sold 135 available-for-sale investment securities for proceeds of $130,635,000 recording a $6,065,000 net loss on sale. The loss was partially offset by a gain of $254,000 on the termination of a fair value hedge.  The Company realized a gain on sale from 15 of these securities totaling $36,000 and a loss on sale of 120 securities totaling $6,101,000.

Available-for-Sale	2024
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	243,709,000	138,000	(15,456,000)	228,391,000
U.S. Government agencies collateralized by mortgage obligations-commercial	133,749,000	77,000	(11,956,000)	121,870,000
Obligations of states and political subdivisions	95,975,000	315,000	(8,816,000)	87,474,000
	$473,433,000	$530,000	$(36,228,000)	$437,735,000

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

Investment securities with unrealized losses at December 31, 2025 are summarized and classified according to the duration of the loss period as follows:

December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	$16,496,000	$109,000	$63,328,000	$6,955,000	$79,824,000	$7,064,000
U.S. Government agencies collateralized by mortgage obligations-commercial	6,941,000	35,000	51,781,000	8,307,000	58,722,000	8,342,000
Obligations of states and political subdivisions	2,783,000	7,000	35,480,000	4,474,000	38,263,000	4,481,000
	$26,220,000	$151,000	$150,589,000	$19,736,000	$176,809,000	$19,887,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	INVESTMENT SECURITIES (Continued)

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

At December 31, 2025, the Company held 295 securities of which 12 were in a loss position for less than twelve months and 123 were in a loss position for twelve months or more. Of the 135 securities in a loss position 42 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 24 are U.S. Government agencies collateralized by commercial mortgage obligations and 69 are obligations of states and political subdivisions. The unrealized losses relate to market rate conditions. All of the securities continue to pay as scheduled. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income.  At December 31, 2025, neither of the criteria regarding intent or requirement to sell was met for any of the securities in an unrealized loss position.

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

The amortized cost and estimated fair value of investment securities at December 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated Fair
	Cost	Value
Under one year	$790,000	$789,000
After one year through five years	6,524,000	6,624,000
After five years through ten years	17,201,000	17,470,000
After ten years	67,594,000	63,783,000
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations-residential	257,520,000	253,165,000
U.S. Government agencies collateralized by mortgage obligations-commercial	141,861,000	134,764,000
	$491,490,000	$476,595,000

Investment securities with amortized costs totaling $354,819,000 and $225,313,000 and estimated fair values totaling $347,675,000 and $212,001,000 at December 31, 2025 and 2024, respectively, were pledged to secure deposits and repurchase agreements. Investment securities with amortized costs totaling $45,639,000 and $131,876,000 and estimated fair values totaling $40,682,000 and $120,060,000 at December 31, 2025 and 2024, respectively, were pledged at the Federal Reserve Bank Discount Window.  No borrowings were outstanding on December 31, 2025 and 2024, at the Discount Window.

There were no transfers of available-for-sale investment securities during the years ended December 31, 2025, 2024 or 2023. There were no securities classified as held-to-maturity at December 31, 2025 or December 31, 2024.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized below:

	December 31,
	2025	2024
Commercial	$167,851,000	$77,444,000
Agricultural	157,526,000	118,866,000
Real estate – residential	33,116,000	11,539,000
Real estate – commercial	1,002,627,000	646,378,000
Real estate – construction & land development	40,168,000	53,503,000
Equity lines of credit (Equity LOC)	53,647,000	37,888,000
Auto	39,595,000	64,734,000
Other	17,526,000	5,072,000
Subtotal	1,512,056,000	1,015,424,000
Deferred loan costs, net	3,737,000	3,147,000
Loans, amortized cost basis	1,515,793,000	1,018,571,000
Allowance for credit losses	(19,959,000)	(13,196,000)
Loans, net	$1,495,834,000	$1,005,375,000

Salaries and employee benefits totaling $3,031,000, $2,697,000 and $2,283,000 have been deferred as loan origination costs during the years ended December 31, 2025, 2024 and 2023, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the loan portfolio allocated by management's internal risk ratings or payment activity at December 31, 2025:

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$23,877	$30,424	$22,262	$25,867	$11,871	$13,150	$39,108	$-	$166,559
Special Mention	-	-	-	-	65	-	473	-	538
Substandard	2	-	225	85	754	339	194	-	1,599
Total Commercial loans	$23,879	$30,424	$22,487	$25,952	$12,690	$13,489	$39,775	$-	$168,696
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$190	$-	$355

Agricultural
Pass	$9,045	$6,893	$15,988	$11,829	$13,875	$35,349	$32,117	$-	$125,096
Special Mention	285	-	419	1,036	806	4,867	3,365	-	10,778
Substandard	1,165	231	4,246	11,236	2,978	1,323	715	-	21,894
Total Agricultural	$10,495	$7,124	$20,653	$24,101	$17,659	$41,539	$36,197	$-	$157,768
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$2,634	$4,189	$1,810	$9,315	$5,825	$8,980	$11	$-	$32,764
Special Mention	-	-	-	-	-	149			149
Substandard	-	-	-	-	-	229	-	-	229
Total Real Estate - Residential	$2,634	$4,189	$1,810	$9,315	$5,825	$9,358	$11	$-	$33,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Commercial
Pass	$126,156	$116,542	$128,720	$166,246	$136,927	$309,406	$6,368	$-	$990,365
Special Mention	1,183	-	-	238	941	1,756	-	-	4,118
Substandard	-	-	-	368	409	8,684	-	-	9,461
Total Real Estate - Commercial	$127,339	$116,542	$128,720	$166,852	$138,277	$319,846	$6,368	$-	$1,003,944
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Construction
Pass	$9,175	$12,674	$6,240	$3,516	$1,627	$1,069	$1,325	$-	$35,626
Special Mention	-	-	4,396	-	-	-	-	-	4,396
Total Real Estate - Construction	$9,175	$12,674	$10,636	$3,516	$1,627	$1,069	$1,325	$-	$40,022
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$51,149	$2,365	$53,514
Special Mention	-	-	-	-	-	-	-	93	93
Substandard	-	-	-	-	-		887	100	987
Total Equity LOC	$-	$-	$-	$-	$-	$-	$52,036	$2,558	$54,594
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$66	$-	$66

Total
Pass	$170,887	$170,722	$175,020	$216,773	$170,125	$367,954	$130,078	$2,365	$1,403,924
Special Mention	1,468	-	4,815	1,274	1,812	6,772	3,838	93	20,072
Substandard	1,167	231	4,471	11,689	4,141	10,575	1,796	100	34,170
Total	$173,522	$170,953	$184,306	$229,736	$176,078	$385,301	$135,712	$2,558	$1,458,166
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$256	$-	$432

Auto
Performing	$-	$-	$15,923	$14,577	$5,613	$3,161	$-	$-	$39,274
Non-performing	-	-	191	159	233	163	-	-	746
Total Auto	$-	$-	$16,114	$14,736	$5,846	$3,324	$-	$-	$40,020
Current period gross charge-offs	$-	$-	$107	$219	$41	$161	$-	$-	$528

Other
Performing	$5,854	$6,203	$1,981	$2,962	$122	$24	$440	$-	$17,586
Non-performing	-	21	-	-	-	-	-	-	21
Total Other	$5,854	$6,224	$1,981	$2,962	$122	$24	$440	$-	$17,607
Current period gross charge-offs	$-	$39	$46	$41	$2	$7	$-	$-	$135

Total
Performing	$5,854	$6,203	$17,904	$17,539	$5,735	$3,185	$440	$-	$56,860
Non-performing	-	21	191	159	233	163	-	-	767
Total	$5,854	$6,224	$18,095	$17,698	$5,968	$3,348	$440	$-	$57,627
Total Loans	$179,376	$177,177	$202,401	$247,434	$182,046	$388,649	$136,152	$2,558	$1,515,793
Total gross charge-offs	$-	$153	$164	$311	$43	$168	$256	$-	$1,095

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

	Term Loans - Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2024
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$19,885	$12,642	$12,042	$8,405	$1,658	$6,886	$13,232	$-	$74,750
Special Mention	-	-	157	444	-	36	513	-	1,150
Substandard	61	244	1,050	365	469	30	75	-	2,294
Total Commercial loans	$19,946	$12,886	$13,249	$9,214	$2,127	$6,952	$13,820	$-	$78,194
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Agricultural
Pass	$6,421	$9,331	$14,290	$11,389	$14,252	$28,075	$13,356	$-	$97,114
Special Mention	518	53	1,159	358	1,307	1,639	534	-	5,568
Substandard	-	2,710	4,606	3,252	78	1,281	4,501	-	16,428
Total Agricultural	$6,939	$12,094	$20,055	$14,999	$15,637	$30,995	$18,391	$-	$119,110
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Residential
Pass	$632	$1,105	$-	$2,064	$2,355	$4,639	$520	$-	$11,315
Substandard	-	-	-	-	-	253	-	-	253
Total Real Estate - Residential	$632	$1,105	$-	$2,064	$2,355	$4,892	$520	$-	$11,568
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$90,579	$92,735	$137,607	$82,627	$73,405	$154,466	$7,142	$-	$638,561
Special Mention	-	-	171	-	-	4,460	450	-	5,081
Substandard	-	-	628	-	921	1,760	-	-	3,309
Total Real Estate -Commercial	$90,579	$92,735	$138,406	$82,627	$74,326	$160,686	$7,592	$-	$646,951
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$21,110	$15,244	$11,054	$3,767	$947	$843	$-	$-	$52,965
Special Mention	$-	$-	$210	$-	$-	$-	$-	$-	$210
Substandard	$110	$-	$-	$-	$-	$-	$-	$-	$110
Total Real Estate -Construction	$21,220	$15,244	$11,264	$3,767	$947	$843	$-	$-	$53,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$34,622	$3,483	$38,105
Substandard	-	-	-	-	-		371	279	650
Total Equity LOC	$-	$-	$-	$-	$-	$-	$34,993	$3,762	$38,755
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$138,627	$131,057	$174,993	$108,252	$92,617	$194,909	$68,872	$3,483	$912,810
Special Mention	518	53	1,697	802	1,307	6,135	1,497	-	12,009
Substandard	171	2,954	6,284	3,617	1,468	3,324	4,947	279	23,044
Total	$139,316	$134,064	$182,974	$112,671	$95,392	$204,368	$75,316	$3,762	$947,863
Current period gross charge-offs	$-	$86	$43	$-	$-	$22	$151	$-	$302

Auto
Performing	$-	$23,163	$22,361	$10,426	$4,779	$4,063	$-	$-	$64,792
Non-performing	-	147	241	187	129	88	-	-	792
Total Auto	$-	$23,310	$22,602	$10,613	$4,908	$4,151	$-	$-	$65,584
Current period gross charge-offs	$-	$389	$598	$262	$171	$223	$-	$-	$1,643

Other
Performing	$2,433	$1,245	$799	$318	$88	$5	$157	$-	$5,045
Non-performing	-	48	24	3	2	-	2	-	79
Total Other	$2,433	$1,293	$823	$321	$90	$5	$159	$-	$5,124
Current period gross charge-offs	$-	$9	$35	$31	$6	$12	$1	$-	$94

Total
Performing	$2,433	$24,408	$23,160	$10,744	$4,867	$4,068	$157	$-	$69,837
Non-performing	-	195	265	190	131	88	2	-	871
Total	$2,433	$24,603	$23,425	$10,934	$4,998	$4,156	$159	$-	$70,708
Total Loans	$141,749	$158,667	$206,399	$123,605	$100,390	$208,524	$75,475	$3,762	$1,018,571
Total gross charge-offs	$-	$484	$676	$293	$177	$257	$152	$-	$2,039

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following table shows the ending balance of nonaccrual loans by loan category as of the date indicated:

	Non Performing Loans
	December 31, 2025			December 31, 2024
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$458	$611	$-	$302	$355	$-
Agricultural	7,157	10,509	-	567	567	-
Real estate – residential	215	215	-	83	83	-
Real estate – commercial	2,000	2,000	-	1,579	1,579	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	988	988	-	650	650	-
Auto	745	745	-	792	792	-
Other	21	21	-	77	79	-
Total Gross Loans	$11,584	$15,089	$-	$4,050	$4,105	$-

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

At December 31, 2025, there were four nonaccrual commercial loans with an amortized cost of $152,000 that had allowance for credit losses totaling $68,000 and five nonaccrual agricultural loans with an amortized cost of $3,352,000 that had allowance for credit losses totaling $1,448,000. At December 31, 2024, there was one nonaccrual commercial loan with an amortized cost of $55,000 that had allowance for credit losses totaling $29,000.  No income was recognized on nonaccrual loans accounted on a cash basis during the twelve months ended December 31, 2025, or the year ended December 31, 2024.

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the twelve months ended December 31, 2025, 2024 and 2023.

	December 31, 2025	December 31, 2024	December 31, 2023
Commercial	$36,000	$15,000	$7,000
Agricultural	381,000	29,000	153,000
Real estate - residential	1,000	9,000	-
Real estate - commercial	10,000	52,000	38,000
Equity Lines of Credit	18,000	14,000	6,000
Auto	16,000	26,000	40,000
Other	3,000	2,000	2,000
Total	$465,000	$147,000	$246,000

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2025, in thousands:

					Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$111	$-	$-	$-	$-	$161	$-	$-	$272
Agricultural	-	4,873	225	2,749	2,241	311	-	-	10,399
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	1,399	245	112	37	1,793
Equity Lines of Credit	-	-	-	-	-	-	398	-	398
Total	$111	$4,873	$225	$2,749	$3,640	$862	$510	$37	$13,007

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2024, in thousands:

			Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Deed	Deed	Deed	Deed	Total

Commercial	$245	$-	$-	$-	$-	$-	$245
Agricultural	-	535	-	-	-	-	535
Real estate – residential	-	-	-	-	-	-	-
Real estate – commercial	-	-	739	53	652	50	1,494
Real estate - construction & land	-	-	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	173	-	173
Total	$245	$535	$739	$53	$825	$50	$2,447

The following table presents the amortized cost basis of loans on December 31, 2025, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financial receivable is also presented below.

	Term Extension
(in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$844	0.08%
Agricultural	6,371	4.04%
Total	$7,215	0.48%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  December 31, 2025:

Weighted-Average Term Extension (in months)
Commercial	4.8
Agricultural	5.6
Total	5.5

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

Loans with payment defaults by borrowers experiencing financial difficulty during the twelve months ended December 31, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default, totaled $6.9 million in agricultural loans of which four totaling $4.9 million were past due 199 days and  one totaling $2 million which was past due 260 days at December 31, 2025 and one commercial real estate loan totaling $73,000 which was 44 days past due at December 31, 2025. The agricultural loans were related to one borrower. Loans with payment defaults by borrowers experiencing financial difficulty during the twelve months ended December 31, 2024, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default, totaled $4.3 million in agricultural loans which were not past due at December 31, 2024, and one commercial loan totaling $30,000 which was 70 days past due at December 31, 2024. There were no loan payment defaults by borrowers experiencing financial difficulty during the twelve months ended December 31, 2023, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default.

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
December 31, 2025			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$2,809	$572	$-	$611	$3,992	$164,704	$168,696
Agricultural	395	-	-	10,509	10,904	146,864	157,768
Real estate – residential	15	-	-	215	230	32,912	33,142
Real estate – commercial	1,160	-	-	2,000	3,160	1,000,784	1,003,944
Real estate - construction & land	1,466	-	-	-	1,466	38,556	40,022
Equity Lines of Credit	835	191	-	988	2,014	52,580	54,594
Auto	943	159	-	745	1,847	38,173	40,020
Other	45	1	-	21	67	17,540	17,607
Total	$7,668	$923	$-	$15,089	$23,680	$1,492,113	$1,515,793

					Total
December 31, 2024			90 Days		Past Due
	30-89 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,074	$533	$-	$355	$1,962	$76,232	$78,194
Agricultural	273	-	-	567	840	118,270	119,110
Real estate – residential	348	319	-	83	750	10,818	11,568
Real estate - commercial	1,954	82	-	1,579	3,615	643,336	646,951
Real estate - construction & land	2,133	-	-	-	2,133	51,152	53,285
Equity Lines of Credit	1,416	189	-	650	2,255	36,500	38,755
Auto	1,251	242	-	792	2,285	63,299	65,584
Other	72	7	-	79	158	4,966	5,124
Total	$8,521	$1,372	$-	$4,105	$13,998	$1,004,573	$1,018,571

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	LOANS AND THE ALLOWANCE FOR CREDIT LOSSES (Continued)

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

	Commercial	Agricultural	Real Estate Residential	Real Estate Commercial	Real Estate Construction	Equity LOC	Auto	Other	Total
Year ended 12/31/25:
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(355)	(11)	-	-	-	(66)	(528)	(135)	(1,095)
Recoveries	38	-	49	7	-	-	544	15	653
Initial allowance on acquired PCD loans	58	31	-	226	-	-	-	-	315
Provision	2,240	2,151	107	2,913	(301)	108	(640)	312	6,890
Ending balance	$3,246	$3,973	$258	$10,605	$514	$502	$591	$270	$19,959

Year ended 12/31/24:
Allowance for credit losses
Beginning balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867
Charge-offs	(302)	-	-	-	-	-	(1,643)	(94)	(2,039)
Recoveries	25	-	4	1	-	-	928	35	993
Provision	408	64	(39)	780	18	21	65	58	1,375
Ending balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196

Year ended 12/31/23:
Allowance for credit losses
Beginning balance	$892	$1,086	$138	$4,980	$1,500	$687	$1,289	$145	$10,717
Impact of CECL Adoption	$354	$148	$2	$1,488	$(951)	$(421)	$9	$(100)	$529
Charge-offs	(123)	-	-	-	-	-	(1,550)	(129)	(1,802)
Recoveries	44	-	3	1	-	-	746	54	848
Provision	(33)	504	(6)	209	248	173	1,371	109	2,575
Ending balance	$1,134	$1,738	$137	$6,678	$797	$439	$1,865	$79	$12,867

The following tables summarize the activity in the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities for the twelve months ended December 31, 2025, and 2024.

Twelve months ended:	December 31, 2025	December 31,2024
Beginning balance	$620	$799
Provision on acquired loans	351	-
Recovery of provision for credit losses	(391)	(179)
Ending balance	$580	$620

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	December 31,
	2025	2024

Land	$4,224,000	$2,447,000
Premises	20,117,000	12,909,000
Furniture, equipment and leasehold improvements	9,426,000	7,693,000
Total	33,767,000	23,049,000
Less accumulated depreciation and amortization	(9,369,000)	(10,554,000)
Premises and equipment, net	$24,398,000	$12,495,000

Depreciation and amortization included in occupancy and equipment expense totaled $1,535,000, $1,295,000 and $1,430,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

7.	DEPOSITS

Interest-bearing deposits consisted of the following:

	December 31,
	2025	2024

Money market	$440,552,000	$267,582,000
Savings	309,338,000	309,929,000
Time, $250,000 or more	131,896,000	40,672,000
Other Time	78,832,000	53,517,000
Interest-bearing deposits	$960,618,000	$671,700,000

At December 31, 2025, the scheduled maturities of time deposits were as follows:

Year Ending December 31,

2026	$153,879,000
2027	15,284,000
2028	2,214,000
2029	451,000
2030	38,859,000
thereafter	41,000
$210,728,000

Deposit overdrafts reclassified as loan balances were $859,000 and $524,000 at December 31, 2025 and 2024, respectively.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase totaling $97,855,000 and $22,073,000 at December 31, 2025 and 2024, respectively, are secured by U.S. Government agency securities with a carrying amount of $112,059,000 and $38,461,000 at December 31, 2025 and 2024, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase during 2025 and 2024 is summarized as follows:

	2025	2024
Average daily balance during the year	$52,923,000	$19,001,000
Average interest rate during the year	1.47%	0.19%
Maximum month-end balance during the year	$103,187,000	$22,073,000
Weighted average interest rate at year-end	1.65%	0.19%

9.	BORROWING ARRANGEMENTS

The Company is a member of the FHLB and can borrow up to $400 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $659 million. The Company is required to hold FHLB stock as a condition of membership. At December 31, 2025, the Company held $8.8 million of FHLB stock which is recorded as a component of other assets. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $400 million in available credit the Company would need to purchase $2 million in additional FHLB stock. At December 31, 2025 the Company could borrow up to $39 million at the FRB Discount Window secured by investment securities with amortized costs totaling $45,639,000 and estimated fair values totaling $40,682,000.

In addition to its FHLB borrowing line and collateralized borrowings at the FRB Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB or the correspondent banks at December 31, 2025, and December 31, 2024.

On January 25, 2022 the Company replaced its $15 million line of credit facility with a $15 million Loan Agreement (the “Loan Agreement”) and Promissory Note (the “Term Note”). The Term Note matures on January 25, 2035, and can be prepaid at any time.  During the initial three years of the Loan Agreement the Term Note functions as an interest only revolving line of credit. On February 1, 2025 the Term Note converted into a term loan requiring semi-annual interest payments and annual principal reductions. No further advances can be made. The proceeds of this lending facility shall be used by the Company for general corporation purposes, and to provide capital injections into the Bank. The Term Note bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight year term. The Loan Agreement provides for a $187,500 loan fee. The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank  and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated. In March 2023 the Company borrowed $10 million on this note and during January of 2024 the Company borrowed an additional $5 million under this note for general corporate purposes, resulting in an ending balance at December 31, 2025, of $15 million. The Company was in compliance with all covenants related to the Term Note at December 31, 2025. Interest expense recognized on the Term Note for the twelve months ended December 31, 2025,  2024 and 2023 totaled $585,000, $641,000 and $369,000, respectively.

10.	SUBORDINATED DEBENTURES

As a result of and upon the completion of the Merger, the Company assumed Cornerstone’s obligations with respect to an aggregate principal amount of $12 million of subordinated notes, comprised of (a) $2 million in aggregate principal amount of 4.75% Fixed to Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”) and (b) $10 million in aggregate principal amount of 4.75% Fixed-to-Floating Rate Subordinated Notes due November 30, 2030 (the “2030 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The 2030 Notes, which were issued in 2020, had a fixed interest rate of 4.75% for the first five years and thereafter a quarterly variable interest rate equal to the then current three-month term SOFR plus 4.52%. The 2030 notes were called for redemption on December 30, 2025. Of the $10 million originally outstanding on the 2030 notes, principal payments were made on $5.8 million while $4.2 million remain outstanding at December 31, 2025. The remaining $4.2 million will be paid once the notes are surrendered for cancelation by the debenture holders as required under the 2030 Notes. In accordance with the terms of the 2030 Notes interest has ceased to accrue on the remaining $4.2 million. Interest expense recognized on the subordinated notes for the twelve months ended December 31, 2025, was $426 thousand.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	LEASES

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

On March 28, 2025, Plumas Bank entered into an agreement for the purchase and sale of real property (the “Purchase Agreement”). The Purchase Agreement as amended provided for the sale to BBS Branch III, LLC, a Delaware limited liability company, two administrative buildings located in Quincy California for an aggregate cash purchase price of $5.5 million. The sale was completed on November 19, 2025, resulting in a net gain on sale of $5.5 million, recording of right-of-use assets totaling $5.3 million and recording a lease liability of $4.7 million.

Concurrent with the closing of the sale, Plumas Bank and Plumas Investor, LLC, a Delaware limited liability company and Plumas Quincy, LLC, a Delaware limited liability company entered into triple net lease agreements (the “Lease Agreements”) pursuant to which the Bank will lease back the Properties sold.  The Lease Agreements have an initial term of 15 years with three five-year renewal options. The Lease Agreements provide for annual rent of approximately $463,000 in the aggregate for both Properties, increasing by three percent per annum each year.

The Company leases two lending offices, eleven branch offices including the nine branches sold and leased back in 2024, the land under our Yuba City branch, five administrative offices and three standalone ATM locations. The branch office leases, the administrative office leases described above, and the land lease have options to renew. The exercise of lease renewal options is at our sole discretion; therefore, they are not included in our Right of Use (ROU) assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. We have elected the practical expedient to exclude short-term leases from our ROU assets and lease liabilities. The branch leases, the administrative office leases, the land lease and one of the lending office leases are classified as operating leases while the remaining leases are all short-term leases. Right of use assets totaling $28,860,000 and $24,334,000 at December 31, 2025 and 2024, respectively were included on the consolidated balance sheets. Lease liabilities totaling $29,029,000 and $24,759,000 at December 31, 2025 and 2024, respectively were included on the consolidated balance sheets.

For all leases, other than the leases entered into on November 19, 2025, described above, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. For the two office building leases entered into on November 19, 2025, we used the implicit rate provided by the lessor in determining the present value of the lease payments. The Company’s weighted average rate used in the calculation of the right-of-use assets and lease liabilities was estimated at 8.3% for the years ending December 31, 2025, and 2024.

The following table presents a maturity analysis of the operating lease liability at December 31, 2025:

Maturities of
Lease Liabilities
Year ended December 31, 2026	$3,630,000
Year ended December 31, 2027	3,410,000
Year ended December 31, 2028	3,235,000
Year ended December 31, 2029	3,272,000
Year ended December 31, 2030	3,343,000
Thereafter	32,370,000
49,260,000
Less: Present value discount	(20,231,000)
Lease Liability December 31, 2025	$29,029,000

The weighted-average remaining lease term was 13.5 years and 14.3 years for the years ended December 31, 2025, and 2024, respectively.

Total lease costs for the year ended December 31, 2025 were $3,584,000 consisting of $3,469,000 related to operating leases, $54,000 related to short-term leases and variable lease expense of $61,000. Total lease costs for the year ended December 31, 2024 were $3,064,000 consisting of $3,004,000 related to operating leases, $29,000 related to short-term leases and variable lease expense of $31,000.  Cash paid on operating leases was $3,095,000 and $2,655,000 for the years ended December 31, 2025 and 2024, respectively.

Rental expense included in occupancy and equipment expense totaled $3,523,000, $3,033,000 and $599,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following financial instruments represent off-balance-sheet credit risk, in thousands:

	December 31,
	2025	2024
Commitments to extend credit	$248,578	$155,391
Letters of credit	$1,650	$-

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

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2025 and 2024. The Company recognizes these fees as revenues over the term of the commitment or when the commitment is used.

At December 31, 2025, consumer loan commitments represent approximately 3% of total commitments and are generally unsecured. Commercial and agricultural loan commitments represent approximately 52% of total commitments and are generally secured by various assets of the borrower. Real estate loan commitments, including consumer home equity lines of credit, represent the remaining 45% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. In addition, the majority of the Company’s commitments have variable interest rates.

Concentrations of Credit Risk

The Company grants real estate mortgage, real estate construction, commercial, agricultural and consumer loans to customers throughout Plumas, Nevada, Placer, Lassen, Sierra, Shasta, Sutter, Tehama and Modoc counties in California and Washoe and Carson City counties in Northern Nevada. Although the Company has a diversified loan portfolio, a substantial portion of its portfolio is secured by commercial and residential real estate. A continued substantial decline in the economy in general, or a continued decline in real estate values in the Company’s primary market areas in particular, could have an adverse impact on the collectability of these loans. However, personal and business income represents the primary source of repayment for a majority of these loans.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the DFPI to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2025, the maximum amount available for dividend distribution under this restriction was $64,247,000. The Company paid a quarterly cash dividend of $0.30 per share on November 17, 2025, August 15, 2025, May 15, 2025, and February 17, 2025, and a quarterly cash dividend of $0.27 per share on November 15, 2024, August 15, 2024, May 15, 2024, and February 15, 2024.

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

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Net Income:
Net income	$29,617	$28,619	$29,776
Earnings Per Share:
Basic earnings per share	$4.60	$4.85	$5.08
Diluted earnings per share	$4.54	$4.80	$5.02
Weighted Average Number of Shares Outstanding:
Basic shares	6,440	5,895	5,863
Effect of dilutive of stock options and restricted stock	77	73	71
Diluted shares	6,517	5,968	5,934

Shares of common stock issuable under stock options for which the exercise prices were greater than the average market prices were not included in the computation of diluted earnings per share due to their antidilutive effect. Stock options not included in the computation of diluted earnings per share, due to shares not being in the-money and having an antidilutive effect, were 0, 5,860 and 101,994 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

During the years ended December 31, 2025, and December 31, 2024, 30,803 and 107,200 options, respectively were granted under the 2022 plan. There were no options granted during the year ended December 31, 2023, under the 2022 plan. There were no options granted during the years ended December 31, 2025, 2024, and 2023 under the 2013 plan.

A summary of the activity within the 2013 Plan follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term in	Intrinsic
	Shares	Price	Years	Value
Options outstanding at January 1, 2023	189,917	$21.14
Options exercised	(24,400)	$18.59
Options outstanding at December 31, 2023	165,517	$21.52
Options cancelled	(1,600)	$24.40
Options exercised	(32,070)	$17.03
Options outstanding at December 31, 2024	131,847	$22.58
Options cancelled	(3,200)	$22.19
Options exercised	(45,505)	$22.64
Options outstanding at December 31, 2025	83,142	$22.56	1.2	$1,840,328
Options exercisable at December 31, 2025	83,142	$22.56	1.2	$1,840,328

A summary of the activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2023	117,200	$31.00
Options cancelled	(10,400)	$31.00
Options exercised	(1,300)	$31.00
Options outstanding at December 31, 2023	105,500	$31.00
Options granted	107,200	$34.07
Options cancelled	(1,200)	$34.07
Options exercised	(1,300)	$31.00
Options outstanding at December 31, 2024	210,200	$32.55
Options granted	30,803	$31.09
Options cancelled	(21,980)	$32.41
Options exercised	(5,100)	$31.36
Options outstanding at December 31, 2025	213,923	$32.38	7.2	$2,633,200
Options exercisable at December 31, 2025	100,278	$31.60	6.7	$1,312,809
Expected to vest after December 31, 2025	95,936	$33.16	7.6	$1,106,111

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

Stock Options (Continued)

Information related to the stock options plans during the twelve months ended December 31, 2025, and 2024.

	2025	2024
Fair value of options vested	$361,000	$199,000
Intrinsic value of options exercised	$1,087,000	$700,000
Cash received from option exercises	$1,105,000	$508,000
Tax benefit from option exercises	$93,000	$83,000
Compensation cost	$343,000	$393,000
Tax benefit associated with compensation cost	$23,000	$51,000

As of December 31, 2025, there was $774 thousand of total unrecognized compensation cost related to non-vested, share-based compensation under the 2022 plan. That cost is expected to be recognized over a weighted average period of 3.0 years.  As of December 31, 2025, there was no unrecognized compensation cost related to non-vested, share-based compensation under the 2013 plan.

Restricted Stock and Restricted Stock Units

During the twelve months ended December 31, 2024, the Company granted 3,033 restricted stock units with a fair value of $34.07 per share and a one-year vesting period. Compensation costs related to these units during the twelve months ended December 31, 2025 and 2024, were $14,000 and $89,000, respectively. As of December 31, 2025, there was no unrecognized compensation cost related to restricted stock units.

During 2024 the Company granted 435 shares of restricted stock with a fair value of $46.04 per share and which fully vested on December 31, 2024, resulting in compensation costs during 2024 of $20,000. During 2022 the Company granted 1,650 shares of restricted stock with a fair value of $31 per share and a one-year vesting period. 825 of these shares were terminated during 2023 and 825 were fully vested on December 31, 2023. Compensation costs related to these shares during the twelve months ended December 2025, 2024, and 2023 totaled $0, $0, and $4,000, respectively. On  December 31, 2025, and 2024, there was no unrecognized compensation cost related to restricted stock.

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

In July 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and banks and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%.  In addition, the Basel III capital rules require that banking organizations maintain “a capital conservation buffer” of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%; a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At December 31, 2025, the Company’s and the Bank’s capital ratios exceed the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS' EQUITY (Continued)

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Common Equity Tier 1 Ratio	$247,747	14.8%	$75,265	4.5%	$108,717	6.5%
Tier 1 Leverage Ratio	247,747	11.1%	89,237	4.0%	111,547	5.0%
Tier 1 Risk-Based Capital Ratio	247,747	14.8%	100,354	6.0%	133,805	8.0%
Total Risk-Based Capital Ratio	268,285	16.0%	133,805	8.0%	167,257	10.0%

December 31, 2024
Common Equity Tier 1 Ratio	$199,308	17.3%	$51,981	4.5%	$75,084	6.5%
Tier 1 Leverage Ratio	199,308	11.9%	66,856	4.0%	83,570	5.0%
Tier 1 Risk-Based Capital Ratio	199,308	17.3%	69,308	6.0%	92,411	8.0%
Total Risk-Based Capital Ratio	213,124	18.5%	92,411	8.0%	115,514	10.0%

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

14.	OTHER EXPENSES

Other expenses consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Outside service fees	$5,615,000	$4,576,000	$4,496,000
Merger and acquisition expenses	1,963,000	-	-
Professional fees	1,220,000	1,407,000	1,258,000
Advertising and promotion	1,145,000	1,030,000	941,000
Armored car and courier	1,004,000	876,000	767,000
Telephone and data communications	592,000	780,000	806,000
Deposit insurance	871,000	750,000	737,000
Director compensation, education and retirement	706,000	728,000	763,000
Business development	831,000	680,000	615,000
Loan collection costs	340,000	388,000	423,000
Amortization of Core Deposit Intangible	1,300,000	201,000	237,000
Other operating expense	1,095,000	1,508,000	865,000
Other non-interest expense	$16,682,000	$12,924,000	$11,908,000

15.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following:

2025	Federal	State	Total
Current	$4,558,000	$3,148,000	$7,706,000
Deferred	1,713,000	556,000	2,269,000
Provision for income taxes	$6,271,000	$3,704,000	$9,975,000

2024	Federal	State	Total
Current	$6,896,000	$3,540,000	$10,436,000
Deferred	75,000	(129,000)	(54,000)
Provision for income taxes	$6,971,000	$3,411,000	$10,382,000

2023	Federal	State	Total
Current	$7,310,000	$3,827,000	$11,137,000
Deferred	(582,000)	(120,000)	(702,000)
Provision for income taxes	$6,728,000	$3,707,000	$10,435,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:

Allowance for credit losses	$9,989,000	$3,714,000
Deferred compensation	2,315,000	1,166,000
State taxes	618,000	734,000
Premises and equipment	554,000	190,000
Unrealized loss on available-for-sale investment securities	4,315,000	10,552,000
Lease liability	8,410,000	6,968,000
Acquired Net operating loss	750,000	-
Other	995,000	1,144,000
Total deferred tax assets	27,946,000	24,468,000

Deferred tax liabilities:

Deferred loan costs	(1,627,000)	(1,397,000)
Purchase accounting adjustments	(3,105,000)	(249,000)
Right-of-use assets	(8,361,000)	(6,849,000)
Other	(360,000)	(241,000)
Total deferred tax liabilities	(13,453,000)	(8,736,000)
Net deferred tax assets	$14,493,000	$15,732,000

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

At December 31, 2025 total deferred tax assets were approximately $27,946,000 and total deferred tax liabilities were approximately $13,453,000 for a net deferred tax asset of $14,493,000. The Company’s deferred tax assets primarily relate to timing differences in the tax deductibility of unrealized losses on investment securities, depreciation on premises and equipment, the provision for credit losses and deferred compensation. Based upon our analysis of available evidence, management of the Company determined that it is "more likely than not" that all of our deferred income tax assets as of December 31, 2025 and 2024 will be fully realized and therefore no valuation allowance was recorded. On the consolidated balance sheet, net deferred tax assets are included in accrued interest receivable and other assets.

Federal and State net operating loss carryforwards (NOLs) as of the Financial Statement Date totaled $2,762,000 and $1,987,000, respectively. The realization of these NOLs is dependent upon the Company’s ability to generate future taxable income during the carryforward periods. The Company has evaluated the available evidence, both positive and negative, and has concluded that it is more likely than not that the NOLs will be fully realized, therefore no valuation allowance was recorded.

The Company recognized, as components of tax expense, tax credits and other tax benefits and amortization expense relating to our investment in Qualified Affordable House Projects as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Tax credits and other tax benefits - decrease in tax expense	$382,359	$305,928	$142,691
Amortization - increase in tax expense	$334,198	$237,753	$93,012

The carrying value of Low-Income Housing Tax Credit Funds was $6,790,000 and $2,150,000 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company has committed to make additional capital contributions to the Low-Income Housing Tax Credit Funds in the amount of $4,249,000, and these contributions are expected to be made over the next several years.

During the year ended December 31 2025, the Company purchased $10 million of transferable green‑energy tax credits from unrelated third‑party project developers under the transferability provisions of the Inflation Reduction Act of 2022. The purchased credits relate primarily to a solar project placed in service during 2025.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	INCOME TAXES (Continued)

The Company elected to apply the guidance in ASC 740, Income Taxes, and therefore recognizes purchased tax credits as a reduction of income tax expense when (i) the Company obtains control of the credits, and (ii) realization is considered more likely than not.

The credits were acquired at a 7% discount from face value.

As of December 31, 2025, the Company recognized:

●	$700 thousand of income tax benefit from the utilization of purchased credits
●	$10 million of remaining purchased credits, recorded within Accrued interest receivable and other assets
●	$9.3 million of cash paid for credits, reflected within Operating activities in the Consolidated Statements of Cash Flows

No impairment or valuation allowance is considered necessary for the purchased credits.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to operating income before income taxes. The significant items comprising these differences consisted of the following:

	Year Ending December 31
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
US Federal Statutory Tax Rate	$8,314,422	21.00%	$8,190,210	21.00%	$8,444,310	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	2,971,573	7.51%	2,730,070	7.00%	2,814,770	7.00%
Enactment of new tax laws	(6,629)	(0.02%)	-	0.00%	-	0.00%
Tax Credits
Affordable housing tax credit and benefits	(382,359)	(0.97%)	(305,928)	(0.80%)	(142,691)	(0.40%)
Affordable housing amortization	334,198	0.84%	237,753	0.60%	93,012	0.20%
Acquired Solar ITCs (Investment Tax Credits)	(700,000)	(1.77%)	-	0.00%	-	0.00%
Other
Interest on obligations of states and political subdivisions	(430,841)	(1.09%)	(468,012)	(1.22%)	(723,798)	(1.75%)
Net increase in cash surrender value of bank owned life insurance	(155,223)	(0.39%)	(78,002)	(0.20%)	(80,422)	(0.20%)
Other, net	29,859	0.08%	75,909	0.22%	29,819	0.15%
Total	$9,975,000	25.19%	$10,382,000	26.60%	$10,435,000	26.00%

The cash paid across jurisdictions for income taxes (net of refunds) during the year was as follows:

	Year Ending December 31
	2025	2024	2023
Federal	$5,750,000	$6,260,000	$8,100,000
State and Local
California	2,805,000	3,360,000	4,130,000
Other	40,000	35,000	31,000
Subtotal State and Local	2,845,000	3,395,000	4,161,000
Total	$8,595,000	$9,655,000	$12,261,000

The Company and its subsidiary file income tax returns in the U.S. federal and applicable state jurisdictions. The Company conducts all of its business activities in the states of California, Nevada and Oregon. There are currently no pending U.S. federal, state, and local income tax or non-U.S. income tax examinations by tax authorities.

With few exceptions, the Company is no longer subject to tax examinations by U.S. Federal taxing authorities for years ended before December 31, 2022, and by state and local taxing authorities for years ended before December 31, 2021.

The unrecognized tax benefits and changes therein and the interest and penalties accrued by the Company as of or during the years ended December 31, 2025 and 2024 were not significant. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Company enters into lending transactions with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related party borrowers during 2024 and  2025:

Balance, January 1, 2024	$4,526,000
Effect of change in composition of related parties	22,640,000
Disbursements	7,000
Amounts repaid	(4,374,000)
Balance December 31 2024	22,799,000
Effect of change in composition of related parties	2,653,000
Disbursements	150,000
Amounts repaid	(789,000)
Balance, December 31, 2025	$24,813,000
Undisbursed commitments to related parties, December 31, 2025	$298,000

Deposits from executive officers, directors and their affiliates at year-end 2025 and 2024 were $7.3 million and $10.7 million.

17.	EMPLOYEE BENEFIT PLANS

Profit Sharing Plan

The Plumas Bank Profit Sharing Plan commenced April 1, 1988 and is available to employees meeting certain service requirements. Under the Plan, employees are able to defer a selected percentage of their annual compensation. Included under the Plan's investment options is the option to invest in Company stock. The Company’s contribution, which is recorded net of forfeitures, consisted of a matching amount of 30% of the employee’s contribution up to a total of 3% of the employee’s compensation totaling $468,000, $397,000 and $351,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Salary Continuation and Retirement Agreements

Salary continuation and retirement agreements are in place for the Company’s president, its current executive vice presidents, six members of the Board of Directors as well as five former executives and four former directors. Under these agreements, the directors and executives will receive monthly payments for periods ranging from ten to fifteen years, after retirement. The estimated present value of these future benefits is accrued over the period from the effective dates of the agreements until the participants' expected retirement dates. The expense recognized under these plans for the years ended December 31, 2025, 2024 and 2023 totaled $504,000, $483,000 and $595,000, respectively. Accrued compensation payable under these plans totaled $6,346,000 and $4,143,000 at December 31, 2025 and 2024, respectively and is included in accrued interest payable and other liabilities on the consolidated balance sheet.

In connection with some of these agreements, the Bank purchased single premium life insurance policies with cash surrender values totaling $33,659,000 and $16,519,000 at December 31, 2025 and 2024, respectively. Income earned on these policies, net of expenses, totaled $741,000, $409,000 and $417,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

18.	COMPREHENSIVE INCOME

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2025 and 2024 were as follows, in thousands:

		Accumulated
	Unrealized Losses	Comprehensive
	on AFS Securities	Loss, net of tax
Beginning balance, January 1, 2024	$(46,088)	(32,464)
Current year-to-date other comprehensive income	10,390	7,319
Ending balance, December 31, 2024	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	20,803	14,654
Ending balance, December 31, 2025	$(14,895)	$(10,491)

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the twelve months ended December 31, 2025 and 2024 were as follows, in thousands:

Amounts Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive (Loss) Components	Year Ended December 31, 2025	Year Ended December 31, 2024	Affected Line Item on the Statement of Income
Fair value hedge
Termination of fair value hedge	$254	$-	Non-Interest Income
Tax effect	(75)	-	Provision for income taxes
Investment securities
Loss on sale of investment securities	5,811	19,817	Non-Interest Income
Tax effect	(1,718)	(5,858)	Provision for income taxes
Total reclassifications for the period	$4,272	$13,959	Net Income

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	BUSINESS COMBINATIONS - ACQUISITION OF CONERSTONE COMMUNITY BANCORP

On July 1, 2025, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of January 18, 2025 (the “Merger Agreement”) between the Company and Cornerstone Community Bancorp (“Cornerstone”), Cornerstone merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Cornerstone Community Bank ("CCB") the wholly owned bank subsidiary of Cornerstone, merged with and into Plumas Bank, with Plumas Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

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

The transaction was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date in thousands:

Identifiable Assets:	( in thousands)
Cash and cash equivalents	$51,916
Investment Securities	88,067
Loans	462,489
Core deposit intangible	11,610
Bank premises and equipment	12,567
Bank owned life insurance	16,399
Other assets	16,300
Total identifiable assets acquired	$659,348

Liabilities:
Deposits:
Non-interest bearing	$88,557
Interest bearing
Savings accounts	21,797
Money market accounts	334,289
Time accounts	136,239
Total deposits	580,882

FHLB borrowings	15,000
Subordinated debentures	11,623
Other liabilities	9,240
Total liabilities assumed	$616,745

Net identifiable assets	$42,603

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	BUSINESS COMBINATIONS - ACQUISITION OF CORNERSTONE COMMUNITY BANCORP (Continued)

( in thousands)
Book value of net assets acquired from Cornerstone	$41,727

Fair value adjustments:
Loans (net of Cornerstone's deferred costs/fees and allowance)	(9,152)
Bank premises and equipment	(1,123)
Core deposit intangible asset	11,610
Subordinated debentures	379
Time Deposits	(556)
Other	(317)
Total purchase accounting adjustments	$841
Deferred tax asset (tax effect of purchase accounting adjustments at 29.56% plus tax on cash paid on termination of stock options)	35
Fair value of net identifiable assets acquired from Cornerstone	$42,603

Merger consideration (cash payments of $16.1 million and $45.2 million in stock)	61,316
Less: fair value of net assets acquired from Cornerstone	(42,603)
Goodwill recognized	$18,713

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

As part of the acquisition of Cornerstone on July 1, 2025, the Company acquired PCD loans.  At acquisition, the Company recorded PCD loans at their purchase price and simultaneously established an allowance for credit losses based on expected credit losses over the life of the loans. A reconciliation of the purchase price of the PCD loans to the par value of these loans follows:

Reconciliation of Purchase Price to Par Value (in thousands):

Par value of Acquired PCD Loans	$34,115
Less Credit Mark (ACL)	(315)
Less: Interest Mark (Non-Credit Discount)	(3,609)
Fair Value (Purchase Price)	$30,191

The fair value of PCD loans acquired in the Cornerstone acquisition was determined using a DCF model. Key inputs and assumptions included:

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

The following unaudited pro forma financial information presents the combined results of Plumas Bancorp and Cornerstone as if the acquisition had occurred on January 1, 2024, in thousands.  Acquisition expenses totaling $6.4 million, net of tax, are included in the year ended December 31, 2024, net income. These results are not necessarily indicative of future performance.

Period Ended	Net Interest Income	Net Income
Year Ended December 31, 2025	$97,464	$37,220
Year Ended December 31, 2024	$95,452	$17,663

Pro Forma Adjustments Included for the Year Ended December 31, 2024:

●	Amortization of acquired intangibles	$2,197
●	Accretion of discount on loans	$1,717
●	Accretion of premium on time deposits acquired	$616
●	Amortization of discount on subordinated debentures	$154
●	Income tax benefit of adjustments	$5

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
ASSETS

Cash and cash equivalents	$9,406,000	$12,261,000
Investment in bank subsidiary	272,899,000	180,744,000
Other assets	297,000	369,000
Total assets	$282,602,000	$193,374,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities	$513,000	$474,000
Borrowings	21,013,000	15,000,000
Total liabilities	21,526,000	15,474,000

Shareholders' equity:
Common stock	75,668,000	29,043,000
Retained earnings	195,899,000	174,002,000
Accumulated other comprehensive loss, net of taxes	(10,491,000)	(25,145,000)
Total shareholders' equity	261,076,000	177,900,000

Total liabilities and shareholders' equity	$282,602,000	$193,374,000

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income:
Dividends declared by bank subsidiary	$26,000,000	$10,000,000	$7,500,000
Gain on termination of swaps	-	-	1,707,000
Earnings from investment in Plumas Statutory Trust I and II	-	-	5,000

Total income	26,000,000	10,000,000	9,212,000

Expenses:
Interest on junior subordinated deferrable interest debentures	-	-	141,000
Interest on borrowings	1,012,000	641,000	369,000
Other expenses	595,000	622,000	523,000

Total expenses	1,607,000	1,263,000	1,033,000

Income before equity in undistributed income of bank subsidiary	24,393,000	8,737,000	8,179,000

Equity in undistributed income of bank subsidiary	4,708,000	19,462,000	21,746,000

Income before income taxes	29,101,000	28,199,000	29,925,000
Income tax (expense) benefit	516,000	420,000	(149,000)
Net income	$29,617,000	$28,619,000	$29,776,000

Total comprehensive income	$44,271,000	$35,938,000	$34,068,000

PLUMAS BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net income	$29,617,000	$28,619,000	$29,776,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of bank subsidiary	(4,708,000)	(19,462,000)	(21,746,000)
Stock-based compensation expense	80,000	174,000	78,000
Amortization of discount on borrowings	142,000	-	-
(Increase) decrease in other assets	(56,000)	94,000	554,000
(Decrease) increase in other liabilities	(51,000)	85,000	(185,000)
Net cash provided by operating activities	25,024,000	9,510,000	8,477,000

Cash flows from financing activities:
Cash dividends paid on common stock	(7,720,000)	(6,365,000)	(5,862,000)
Redemption of Trust Preferred Securities	-	-	(10,310,000)
Decrease in other borrowings	(5,750,000)	-	-
Increase in other borrowings	-	5,000,000	10,000,000
Proceeds from exercise of stock options	1,105,000	508,000	339,000
Net cash used in financing activities	(12,365,000)	(857,000)	(5,833,000)

Cash flows from investing activities:
Cash paid in acquisition	(15,514,000)	-	-

(Decrease) increase in cash and cash equivalents	(2,855,000)	8,653,000	2,644,000

Cash and cash equivalents at beginning of year	12,261,000	3,608,000	964,000

Cash and cash equivalents at end of year	$9,406,000	$12,261,000	$3,608,000

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

Changes in Internal Control over Financial Reporting.

During the fourth quarter of 2025, no change in the Company’s internal control over financial reporting was identified in connection with this evaluation that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information required by this Item will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to options and restricted stock units outstanding and shares available for future awards under the Company's active equity incentive plans.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders	297,065	$29.14	385,412
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	297,065	$29.63	385,412

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be included in our Definitive Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025, and is incorporated by reference.

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

4	Specimen form of certificate for Plumas Bancorp included as exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, dated December 31, 2023, which is incorporated by reference herein.

10.1	Executive Salary Continuation Agreement of Andrew J. Ryback dated August 23, 2005, is included as exhibit 10.01 to the Registrant's 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.2	Amendment to Executive Salary Continuation Agreement of Andrew J. Ryback dated December 17, 2008, is included as exhibit 10.1 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.3	Split Dollar Agreement of Andrew J. Ryback dated August 23, 2005, is included as Exhibit 10.02 to the Registrant’s 8-K filed on October 17, 2005, which is incorporated by this reference herein.

10.4	Amendment to Salary Continuation Agreement of Andrew J. Ryback dated February 1, 2022 is included as Exhibit 10.1 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.5	First Amendment to Split Dollar Agreement of Andrew J. Ryback, is included as exhibit 10.51 to the Registrant’s 10-K for December 31, 2008, which is incorporated by this reference herein.

10.6	Employment Agreement by and among Andrew Ryback, Plumas Bancorp and Plumas Bank dated as of December 16, 2021, is included as exhibit 10.1 to the Registrant's 8-K filed on December 17, 2021, which is incorporated by this reference herein.

10.7	Amendment to Salary Continuation Agreement of Richard Belstock dated February 1, 2022 is included as Exhibit 10.2 to the Registrant’s 8-K filed on February 1, 2022 ,which is incorporated by this reference herein.

10.9	Amendment to Salary Continuation Agreement of Jeffery Moore dated February 1, 2022 is included as Exhibit 10.4 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.10	Amendment to Salary Continuation Agreement of Aaron Boigon dated February 1, 2022 is included as Exhibit 10.5 to the Registrant’s 8-K filed on February 1, 2022, which is incorporated by this reference herein.

10.11	Salary Continuation Agreement of Richard L. Belstock dated April 1, 2016, is included as Exhibit 10.2 to the Registrant’s 8-K filed on April 4, 2016, which is incorporated by this reference herein.

10.13	Salary Continuation Agreement of Jeff Moore dated April 1, 2020, is included as Exhibit 10.14 to the Registrant’s 10-K filed on March 3, 2021, which is incorporated by this reference herein.

10.14	Salary Continuation Agreement of Aaron Boigon dated April 1, 2019, is included as Exhibit 10.4 to the Registrant’s 8-K filed on April 2, 2019, which is incorporated by this reference herein.

10.17	Loan Agreement dated January 25, 2022 is included as Exhibit 10.1 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.18	Promissory Note dated January 25, 2022 is included as Exhibit 10.2 to the Registrant's 8-K filed on January 26, 2022, which is incorporated by this reference herein.

10.19	Director Retirement Agreement of Steven M. Coldani dated December 21, 2016, is included as Exhibit 10.13 to the Registrant’s 10-K filed on March 17, 2017, which is incorporated by this reference herein.

10.20	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Steven M. Coldani adopted on May 17, 2023, is included as Exhibit 10.1 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.25	Director Retirement Agreement of Robert McClintock, is included as Exhibit 10.66 to the Registrant’s 10-K filed on March 23, 2012, which is incorporated by this reference herein.

10.26	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Robert J. McClintock adopted on May 17, 2023, is included as Exhibit 10.2 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.29	Director Retirement Agreement of Michonne R. Ascuaga adopted on May 17, 2023, is included as Exhibit 10.5 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.30	Director Retirement Agreement of Heidi S. Gansert adopted on May 17, 2023, is included as Exhibit 10.6 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.31	Director Retirement Agreement of Richard F. Kenny adopted on May 17, 2023, is included as Exhibit 10.7 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.32	Amended and Restated Director Retirement Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.18 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.33	Consulting Agreement of Daniel E. West dated May 10, 2000, is included as Exhibit 10.19 to the Registrant’s 10-QSB for June 30, 2002, which is incorporated by this reference herein.

10.34	First Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on September 19, 2007, is included as Exhibit 10.69 to the Registrant’s 8-K filed on September 25, 2007, which is incorporated by this reference herein.

10.35	Amendment to the Plumas Bank Amended and Restated Director Retirement Agreement for Daniel E. West adopted on May 17, 2023, is included as Exhibit 10.4 to the Registrant's 10-Q filed on August 9, 2023, which is incorporated by this reference herein.

10.41	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.42	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.43	Amendment to the Plumas Bank Amended and Restated Director Consulting Agreement for Daniel E. West adopted on December 18, 2024.

10.47	2013 Stock Option Plan is included as exhibit 99.1 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.48	Specimen Form of Incentive Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.2 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.49	Specimen Form of Nonqualified Stock Option Agreement under the 2013 Stock Option Plan is included as exhibit 99.3 of the Form S-8 filed September 12, 2013, which is incorporated by this reference herein.

10.50	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Branches) is included as Exhibit 10.1 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.51	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Mountainseed Real Estate Services, LLC (Non-Branch Offices) is included as Exhibit 10.2 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.52	Form of Lease Agreement by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on January 23, 2024 which is incorporated by this reference herein.

10.53	First Amendment to Agreement for Purchase and Sale of Property is included as Exhibit 10.3 to the Registrant's 8-K filed on March 15, 2024 which is incorporated by this reference herein.

10.54	Termination Agreement 2024 by and between Plumas Bank and Mountainseed Real Estate Services, LLC is included as Exhibit 10.3 to the Registrant’s 8-K filed on August 15, 2024, which is incorporated by this reference herein.

10.55	Agreement for Purchase and Sale of Real Property by and between Plumas Bank and Brookline Branch Services, LLC is included as Exhibit 10.1 to the Registrant's 8-K filed on April 1, 2025, which is incorporated by this reference herein.

10.56	Form of Lease Agreement by and between Plumas Bank and Plumas Quincy, LLC is included as Exhibit 10.2 to the Registrant's 8-K filed on November 24, 2025, which is incorporated by this reference herein.

10.57	Form of Lease Agreement by and between Plumas Bank and Plumas Investor, LLC is included as Exhibit 10.3 to the Registrant's 8-K filed on November 24, 2025, which is incorporated by this reference herein.

10.60	Form of Change of Control Agreement among Plumas Bancorp, Plumas Bank and certain executive officers is included as Exhibit 10.1 to the Registrant's 8-K filed on July 22, 2025, which is incorporated by this reference herein.

10.61	Schedule of Executive Officers Party to Change of Control Agreements is included as Exhibit 10.2 to the Registrant's 8-K filed on July 22, 2025, which is incorporated by this reference herein.

10.62	Amended Form of Change of Control Agreement among Plumas Bancorp, Plumas Bank and certain executive officers is included as Exhibit 10.1 to the Registrant's 8-K filed on August 22, 2025, which is incorporated by this reference herein.

10.63	Schedule of Executive Officers Party to Change of Control Agreements is included as Exhibit 10.2 to the Registrant's 8-K filed on August 22, 2025, which is incorporated by this reference herein.

10.65	Description of Plumas Bancorp 2025 Cash Non-Equity Incentive Plan Incorporated by Reference to the Company's Form 8-K filed December 20, 2024.

10.71	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan, is included as Exhibit 10.1 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.72	Form of Stock Option Agreement Under Plumas Bancorp 2022 Equity Incentive Plan with Post-Retirement Exercisability is included as Exhibit 10.2 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein.

10.73	Form of Restricted Stock Award Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.3 to the Registrant's 8-K filed on June 16, 2022, which is incorporated by this reference herein

10.74	Form of Restricted Stock Unit Agreement Under Plumas Bancorp 2022 Equity Incentive Plan is included as Exhibit 10.1 to the Registrant’s 8-K/A filed on April 15, 2024, which is incorporated by this reference herein.

10.75	Form of Restricted Stock Unit Agreement Under Plumas Bancorp 2022 Equity Incentive Plan (2026) is included as Exhibit 10.1 to the Registrant's 8-K filed on March 2, 2026, which is incorporated by this reference herein.

10.76	Plumas Bancorp 2022 Equity Incentive Plan (incorporated by reference to Appendix A to Plumas Bancorp’s Definitive Proxy Statement filed on March 28, 2022)

19.1*	Insider Trading Policy

21.01	Plumas Bank – California.

23.01*	Independent Registered Public Accountant’s Consent dated March 19, 2025.

23.02*	Independent Registered Public Accountant’s Consent dated March 19, 2025.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated March 19, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated March 19, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 19, 2025.

97.1	Compensation Clawback Policy dated October 18, 2023 is included as Exhibit 97.1 to the Registrant's 10-K filed on March 20, 2024, which is incorporated by this reference herein.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLUMAS BANCORP (Registrant)

Date: March 19, 2026
/s/ ANDREW J. RYBACK
Andrew J. Ryback,
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ ANDREW J. RYBACK	Date: March 19, 2026
Andrew J. Ryback,
President, Chief Executive Officer and Director

/s/ RICHARD L. BELSTOCK	Date: March 19, 2026
Richard L. Belstock,
Executive Vice President and Chief Financial Officer

/s/ DANIEL E. WEST	Date: March 19, 2026
Daniel E. West, Director and Chairman of the Board

/s/ ROBERT J. MCCLINTOCK	Date: March 19, 2026
Robert J. McClintock, Director and Vice Chairman of the Board

/s/ MICHONNE R. ASCUAGA	Date: March 19, 2026
Michonne R. Ascuaga, Director

/s/ STEVEN M. COLDANI	Date: March 19, 2026
Steven M. Coldani, Director

/s/ KEVIN FOSTER	Date: March 19, 2026
Kevin Foster, Director

/s/ HEIDI S. O'GARA	Date: March 19, 2026
Heidi S. O'Gara, Director

/s/ RICHARD F. KENNY	Date: March 19, 2026
Richard F. Kenny, Director

/s/ SUSHIL A. PATEL	Date: March 19, 2026
Sushil A. Patel, Director

/s/ KEN E. ROBISON	Date: March 19, 2026
Ken E. Robison, Director