Form 10-Q
period 2026-03-31
PLUMAS BANCORP
filed 2026-05-06
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2026: 6,968,136 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2026	2025

Assets
Cash and cash equivalents	$62,881	$80,616
Investment securities available for sale, net of allowance for credit losses of $0 at March 31, 2026 and December 31, 2025	469,732	476,595
Loans, less allowance for credit losses of $19,321 at March 31, 2026 and $19,959 at December 31, 2025	1,486,412	1,495,834
Premises and equipment, net	24,081	24,398
Right-of-use assets	28,422	28,860
Bank owned life insurance	33,927	33,659
Core deposit intangible	10,520	11,101
Goodwill	24,215	24,215
Accrued interest receivable and other assets	59,885	63,245
Total assets	$2,200,075	$2,238,523

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$827,619	$848,986
Interest bearing	947,158	960,618
Total deposits	1,774,777	1,809,604
Repurchase agreements	99,439	97,855
Lease liabilities	28,713	29,029
Accrued interest payable and other liabilities	15,733	19,946
Borrowings	16,021	21,013
Total liabilities	1,934,683	1,977,447

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 6,974,673 shares at March 31, 2026 and 6,958,814 at December 31, 2025	75,149	75,668
Retained earnings	203,357	195,899
Accumulated other comprehensive loss, net	(13,114)	(10,491)
Total shareholders’ equity	265,392	261,076
Total liabilities and shareholders’ equity	$2,200,075	$2,238,523

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
Interest Income:
Interest and fees on loans	$23,957	$15,396
Interest on investment securities	4,999	4,510
Other	411	684
Total interest income	29,367	20,590
Interest Expense:
Interest on deposits	3,586	1,896
Interest on borrowings	200	145
Other	442	10
Total interest expense	4,228	2,051
Net interest income before provision for (recovery of) credit losses	25,139	18,539
(Recovery of) Provision for Credit Losses	(330)	250
Net interest income after provision for (recovery of) credit losses	25,469	18,289
Non-Interest Income:
Interchange revenue	830	690
Service charges	785	705
Other	1,381	1,818
Total non-interest income	2,996	3,213
Non-Interest Expenses:
Salaries and employee benefits	7,730	5,880
Occupancy and equipment	2,674	2,014
Other	4,882	3,572
Total non-interest expenses	15,286	11,466
Income before provision for income taxes	13,179	10,036
Provision for Income Taxes	3,416	2,856
Net income	$9,763	$7,180

Basic earnings per share	$1.40	$1.21
Diluted earnings per share	$1.38	$1.20

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025

Net income	$9,763	$7,180
Other comprehensive income:
Change in net unrealized loss on securities	(3,722)	5,513
Related tax effect:
Change in net unrealized loss on securities	1,099	(1,630)
Other comprehensive (loss) income	(2,623)	3,883
Total comprehensive income	$7,140	$11,063

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	7,180	-	7,180
Other comprehensive income	-	-	-	3,883	3,883
Cash dividends on common stock ($0.30 per share)	-	-	(1,771)	-	(1,771)
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	15,715	329	-	-	329
Stock-based compensation expense	-	82	-	-	82
Balance, March 31, 2025	5,922,116	$29,454	$179,411	$(21,262)	$187,603

Balance, December 31, 2025	6,958,814	$75,668	$195,899	$(10,491)	$261,076
Net Income	-	-	9,763	-	9,763
Other comprehensive loss	-	-	-	(2,623)	(2,623)
Cash dividends on common stock ($0.33 per share)	-	-	(2,305)	-	(2,305)
Repurchase of Common Stock	(41,000)	(2,027)	-	-	(2,027)
Exercise of stock options	56,859	1,387	-	-	1,387
Stock-based compensation expense	-	121	-	-	121
Balance, March 31, 2026	6,974,673	$75,149	$203,357	$(13,114)	$265,392

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$9,763	$7,180
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of ) provision for credit losses	(330)	250
Change in deferred loan origination costs/fees, net	(412)	(100)
Depreciation of premises and equipment and amortization of intangibles	454	363
Stock-based compensation expense	121	82
Amortization of discount on subordinated debentures	8	-
Amortization of core deposit intangible	581	-
Accretion of premium on time deposits	35	-
Amortization of investment security premiums	152	180
Accretion of investment security discounts	(316)	(294)
Accretion of discount on loans	(681)	-
Loss on sale of other vehicles	5	14
Earnings on bank-owned life insurance	(268)	(109)
Decrease (increase) in accrued interest receivable and other assets	4,896	(2,037)
(Decrease) increase in accrued interest payable and other liabilities	(4,600)	1,974
Net cash provided by operating activities	9,408	7,503

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	11,811	9,250
Proceeds from matured and called available-for-sale securities	610	630
Purchases of available-for-sale securities	(9,117)	(13,810)
Purchase of Federal Reserve Bank stock	(2)	(3)
Net decrease in loans	10,899	4,584
Proceeds from sale of other vehicles	16	151
Purchase of premises and equipment	(137)	(173)
Net cash provided by investing activities	14,080	629

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

(Continued)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Financing Activities:
Net (decrease) increase in demand, interest bearing and savings deposits	$(37,498)	$13,170
Net (decrease) increase in time deposits	2,636	(11,210)
Net increase (decrease) in securities sold under agreements to repurchase	1,584	(3,341)
Cash dividends paid on common stock	(2,305)	(1,771)
Decrease in other borrowings	(5,000)	-
Repurchase of common stock	(2,027)	-
Proceeds from exercise of stock options	1,387	329
Net cash used in financing activities	(41,223)	(2,823)
Increase in cash and cash equivalents	(17,735)	5,309
Cash and Cash Equivalents at Beginning of Period	80,616	82,018
Cash and Cash Equivalents at End of Period	$62,881	$87,327

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$4,366	$2,462

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$16	$64
Common stock retired in connection with the exercise of stock options	$91	$86

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

As of March 31, 2026, the Bank operates a total of nineteen branches, including seventeen branches in California and two branches in Nevada. The Bank's California branches are located in Alturas, Anderson, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding (3 branches), Red Bluff, Susanville, Tahoe City, Truckee and Yuba City. The Bank’s Nevada branches are located in Reno and Carson City. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and a commercial/agricultural lending office in Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas. The Bank’s administrative headquarters are in Quincy, California.

The Bank's newest branch was opened in April 2023 and is located in Chico, California. On July 1, 2025, the Company completed its acquisition of Cornerstone Community Bancorp (Cornerstone), which increased its branch network in California by four branches: one in Anderson, one in Red Bluff and two in Redding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  March 31, 2026 and the results of its operations and its cash flows for the three-month period then ended. Our condensed consolidated balance sheet at  December 31, 2025 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report to Shareholders on Form 10-K. The results of operations for the three month periods ended March 31, 2026,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications have been made to prior years’ balances to conform to the classifications used in 2025. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or net change in cash and cash equivalents.

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

3.   INVESTMENT SECURITIES AVAILABLE FOR SALE

The amortized cost and estimated fair value of investment securities at March 31, 2026 and December 31, 2025 consisted of the following, in thousands:

Available-for-Sale	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$251,541	$1,404	$(7,920)	$245,025
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	144,329	1,074	(8,616)	136,787
Obligations of states and political subdivisions	92,479	763	(5,322)	87,920
	$488,349	$3,241	$(21,858)	$469,732

Unrealized losses on available-for-sale investment securities totaling $18,617,000 were recorded, net of $5,503,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2026.  No investment securities were sold during the three months ended March 31, 2026, and March 31, 2025.

Available-for-Sale	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$257,520	$2,709	$(7,064)	$253,165
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	141,861	1,245	(8,342)	134,764
Obligations of states and political subdivisions	92,109	1,038	(4,481)	88,666
	$491,490	$4,992	$(19,887)	$476,595

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

There were no transfers of available-for-sale investment securities during the three months ended March 31, 2026 and December 31, 2025. There were no securities classified as held-to-maturity at March 31, 2026 or December 31, 2025.

Investment securities with unrealized losses at March 31, 2026 and December 31, 2025 are summarized and classified according to the duration of the loss period as follows, in thousands:

March 31, 2026	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$76,000	$654	$55,834	$7,266	$131,834	$7,920
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	14,249	80	50,648	8,536	64,897	8,616
Obligations of states and political subdivisions	24,490	238	28,017	5,084	52,507	5,322
	$114,739	$972	$134,499	$20,886	$249,238	$21,858

December 31, 2025	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$16,496	$109	$63,328	$6,955	$79,824	$7,064
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	6,941	35	51,781	8,307	58,722	8,342
Obligations of states and political subdivisions	2,783	7	35,480	4,474	38,263	4,481
	$26,220	$151	$150,589	$19,736	$176,809	$19,887

At March 31, 2026, the Company held 298 securities of which 63 were in a loss position for less than twelve months and 107 were in a loss position for twelve months or more. Of the 298 securities, 93 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 49 were U.S. Government agencies collateralized by commercial mortgage obligations and 156 were obligations of states and political subdivisions. As of both March 31, 2026 and December 31, 2025, the Company did not intend to sell, nor was it more‑likely‑than‑not required to sell, any available‑for‑sale debt securities in an unrealized loss position before recovery of their amortized cost basis. In addition, the Company expects to recover the entire amortized cost basis of these securities, as the unrealized losses are attributable primarily to changes in interest rates, and the issuers of these securities have not, to the Company’s knowledge, established any cause for default. Accordingly, there was no allowance for credit losses provided against these securities as of both March 31, 2026 and December 31, 2025. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2026 and 2025.

The amortized cost and estimated fair value of investment in debt securities at March 31, 2026 by contractual maturity are shown below, in thousands.

	Amortized Cost	Estimated Fair Value
Within one year	$1,085	$1,084
After one year through five years	6,688	6,757
After five years through ten years	16,126	16,248
After ten years	68,580	63,831
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	251,541	245,025
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	144,329	136,787
	$488,349	$469,732

Expected maturities will differ from contractual maturities as the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $424,312,000 and $400,458,000 and estimated fair values totaling $408,711,000 and $388,357,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank Discount Window borrowings. No borrowings were outstanding on March 31, 2026 and December 31, 2025, at the Discount Window.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the composition of the Company's loans outstanding, in thousands:

	March 31,	December 31,
	2026	2025

Commercial	$162,729	$167,851
Agricultural	145,758	157,526
Real estate – residential	32,307	33,116
Real estate – commercial	1,014,028	1,002,627
Real estate – construction and land development	41,036	40,168
Equity lines of credit (Equity LOC)	55,039	53,647
Auto	34,704	39,595
Other	15,984	17,526
Total loans	1,501,585	1,512,056
Deferred loan costs, net	4,148	3,737
Loans, amortized cost basis	1,505,733	1,515,793
Allowance for credit losses	(19,321)	(19,959)
Total net loans	$1,486,412	$1,495,834

Salaries and employee benefits totaling $868,000 and $603,000 have been deferred as loan origination costs during the three months ended March 31, 2026 and 2025, respectively.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. Pass-rated loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions.

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

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades - As of March 31, 2026
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$9,189	$25,250	$29,337	$20,432	$24,581	$20,517	$30,414	$-	$159,720
Special Mention	-	429	-	-	-	60	250	-	739
Substandard	-	106	-	220	66	1,048	1,668	-	3,108
Total Commercial loans	$9,189	$25,785	$29,337	$20,652	$24,647	$21,625	$32,332	$-	$163,567
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$99	$-	$99

Agricultural
Pass	$1,218	$9,376	$6,648	$15,065	$11,230	$42,722	$26,425	$-	$112,684
Special Mention	-	197	-	418	1,028	8,382	2,035	-	12,060
Substandard	155	1,046	225	4,243	10,680	4,239	673	-	21,261
Total Agricultural	$1,373	$10,619	$6,873	$19,726	$22,938	$55,343	$29,133	$-	$146,005
Current period gross charge-offs	$-	$-	$7	$-	$-	$-	$-	$-	$7

Real Estate - Residential
Pass	$-	$3,059	$4,166	$1,042	$2,684	$14,422	$29	$-	$25,402
Special Mention	-	-	-	-	6,561	148	-	-	6,709
Substandard	-	-	-	-	-	226	-	-	226
Total Real Estate - Residential	$-	$3,059	$4,166	$1,042	$9,245	$14,796	$29	$-	$32,337
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$25,379	$125,455	$112,678	$118,127	$165,266	$429,323	$9,965	$-	$986,193
Special Mention	-	1,178	371	4,099	236	11,823	-	-	17,707
Substandard	-	-	-	4,396	360	7,130	-	-	11,886
Total Real Estate -Commercial	$25,379	$126,633	$113,049	$126,622	$165,862	$448,276	$9,965	$-	$1,015,786
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Real Estate -Construction
Pass	$-	$14,736	$13,807	$6,328	$3,504	$2,460	$77	$-	$40,912
Total Real Estate -Construction	$-	$14,736	$13,807	$6,328	$3,504	$2,460	$77	$-	$40,912
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$52,875	$2,124	$54,999
Special Mention	-	-	-	-	-	-	89	-	89
Substandard	-	-	-	-	-	-	816	98	914
Total Equity LOC	$-	$-	$-	$-	$-	$-	$53,780	$2,222	$56,002
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Pass	$35,786	$177,876	$166,636	$160,994	$207,265	$509,444	$119,785	$2,124	$1,379,910
Special Mention	-	1,804	371	4,517	7,825	20,413	2,374	-	37,304
Substandard	155	1,152	225	8,859	11,106	12,643	3,157	98	37,395
Total	$35,941	$180,832	$167,232	$174,370	$226,196	$542,500	$125,316	$2,222	$1,454,609
Current period gross charge-offs	$-	$-	$7	$-	$-	$-	$99	$-	$106

Auto
Performing	$-	$-	$-	$14,527	$12,809	$7,080	$-	$-	$34,416
Non-performing	-	-	-	111	206	324	-	-	641
Total Auto	$-	$-	$-	$14,638	$13,015	$7,404	$-	$-	$35,057
Current period gross charge-offs	$-	$-	$-	$85	$66	$77	$-	$-	$228

Other
Performing	$860	$4,847	$5,605	$1,744	$2,359	$114	$487	$-	$16,016
Non-performing	-	10	16	25	-	-	-	-	51
Total Other	$860	$4,857	$5,621	$1,769	$2,359	$114	$487	$-	$16,067
Current period gross charge-offs	$-	$2	$4	$1	$-	$-	$-	$-	$7

Total
Performing	$860	$4,847	$5,605	$16,271	$15,168	$7,194	$487	$-	$50,432
Non-performing	-	10	16	136	206	324	-	-	692
Total	$860	$4,857	$5,621	$16,407	$15,374	$7,518	$487	$-	$51,124
Total Loans	$36,801	$185,689	$172,853	$190,777	$241,570	$550,018	$125,803	$2,222	$1,505,733
Total gross charge-offs	$-	$2	$11	$86	$66	$77	$99	$-	$341

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades - As of December 31, 2025
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Balance Basis	Revolving loans converted to term Book Balance Basis	Total
Commercial
Pass	$23,877	$30,424	$22,262	$25,867	$11,871	$13,150	$39,108	$-	$166,559
Special Mention	-	-	-	-	65	-	473	-	538
Substandard	2	-	225	85	754	339	194	-	1,599
Total Commercial loans	$23,879	$30,424	$22,487	$25,952	$12,690	$13,489	$39,775	$-	$168,696
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$190	$-	$355

Agricultural
Pass	$9,045	$6,893	$15,988	$11,829	$13,875	$35,349	$32,117	$-	$125,096
Special Mention	285	-	419	1,036	806	4,867	3,365	-	10,778
Substandard	1,165	231	4,246	11,236	2,978	1,323	715	-	21,894
Total Agricultural	$10,495	$7,124	$20,653	$24,101	$17,659	$41,539	$36,197	$-	$157,768
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$2,634	$4,189	$1,810	$9,315	$5,825	$8,980	$11	$-	$32,764
Special Mention	$-	$-	$-	$-	$-	$149			149
Substandard	-	-	-	-	-	229	-	-	229
Total Real Estate - Residential	$2,634	$4,189	$1,810	$9,315	$5,825	$9,358	$11	-	$33,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$126,156	$116,542	$128,720	$166,246	$136,927	$309,406	$6,368	$-	$990,365
Special Mention	1,183	-	-	238	941	1,756	-	-	4,118
Substandard	-	-	-	368	409	8,684	-	-	9,461
Total Real Estate -Commercial	$127,339	$116,542	$128,720	$166,852	$138,277	$319,846	$6,368	$-	$1,003,944
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$9,175	$12,674	$6,240	$3,516	$1,627	$1,069	$1,325	$-	$35,626
Special Mention	-	-	4,396	-	-	-	-	-	4,396
Total Real Estate -Construction	$9,175	$12,674	$10,636	$3,516	$1,627	$1,069	$1,325	$-	$40,022
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$51,149	$2,365	$53,514
Special Mention	$-	$-	$-	$-	$-	$-	$-	$93	93
Substandard	-	-	-	-	-		887	100	987
Total Equity LOC	$-	$-	$-	$-	$-	$-	$52,036	$2,558	$54,594
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$66	$-	$66

Total
Pass	$170,887	$170,722	$175,020	$216,773	$170,125	$367,954	$130,078	$2,365	$1,403,924
Special Mention	1,468	-	4,815	1,274	1,812	6,772	3,838	93	20,072
Substandard	1,167	231	4,471	11,689	4,141	10,575	1,796	100	34,170
Total	$173,522	$170,953	$184,306	$229,736	$176,078	$385,301	$135,712	$2,558	$1,458,166
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$256	$-	$432

Auto
Performing	$-	$-	$15,923	$14,577	$5,613	$3,161	$-	$-	$39,274
Non-performing	-	-	191	159	233	163	-	-	746
Total Auto	$-	$-	$16,114	$14,736	$5,846	$3,324	$-	$-	$40,020
Current period gross charge-offs	$-	$-	$107	$219	$41	$161	$-	$-	$528

Other
Performing	$5,854	$6,203	$1,981	$2,962	$122	$24	$440	$-	$17,586
Non-performing	-	21	-	-	-	-	-	-	21
Total Other	$5,854	$6,224	$1,981	$2,962	$122	$24	$440	$-	$17,607
Current period gross charge-offs	$-	$39	$46	$41	$2	$7	$-	$-	$135

Total
Performing	$5,854	$6,203	$17,904	$17,539	$5,735	$3,185	$440	$-	$56,860
Non-performing	-	21	191	159	233	163	-	-	767
Total	$5,854	$6,224	$18,095	$17,698	$5,968	$3,348	$440	$-	$57,627
Total Loans	$179,376	$177,177	$202,401	$247,434	$182,046	$388,649	$136,152	$2,558	$1,515,793
Total gross charge-offs	$-	$153	$164	$311	$43	$168	$256	$-	$1,095

The following table shows the ending balance of nonperforming loans by loan category as of the date indicated:

	Non-Performing Loans
	March 31, 2026			December 31, 2025
(in thousands)	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$346	$735	$-	$458	$611	$-
Agricultural	7,444	10,064	48	7,157	10,509	-
Real estate – residential	211	211	-	215	215	-
Real estate – commercial	1,523	1,523	-	2,000	2,000	-
Real estate – construction & land development	-	-	-	-	-	-
Equity lines of credit	914	914	-	988	988	-
Auto	641	641	-	745	745	-
Other	31	31	-	21	21	-
Total Gross Loans	$11,110	$14,119	$48	$11,584	$15,089	$-

The Company places loans 90 days or more past due on nonaccrual status unless the loan is well-collateralized and in the process of collection. A loan is considered to be in the process of collection if, based on a probable specific event, it is expected that the loan will be repaid or brought current. Generally, this collection period would not exceed 90 days. When a loan is placed on nonaccrual status the Company's general policy is to reverse and charge against current income previously accrued but unpaid interest. Interest income on such loans is subsequently recognized only to the extent that cash is received, and future collection of principal is deemed by management to be probable. Where the collectability of the principal or interest on a loan is considered to be doubtful by management, it is placed on nonaccrual status prior to becoming 90 days delinquent.

The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three months ended March 31, 2026 and 2025.

Three months ended:

(in thousands)	March 31, 2026	March 31, 2025
Commercial	$3	$4
Agricultural	-	1
Real estate – residential	-	-
Real estate – commercial	-	-
Equity lines of credit	6	4
Auto	3	3
Other	1	1
Total	$13	$13

There were no loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2026

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

Loans with payment defaults by borrowers experiencing financial difficulty during the three months ended March 31, 2026, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of one commercial real estate loan totaling $71 thousand. Loans with payment defaults by borrowers experiencing financial difficulty during the three months ended March 31, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of one Agricultural loan totaling $2.0 million. This loan had a payment during the current quarter which brought it current as of March 31, 2025, under its modified terms.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Three Months Ended March 31, 2026:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$3,246	$3,973	$258	$10,605	$514	$502	$591	$270	$19,959
Charge-offs	(99)	(7)	-	-	-	-	(228)	(7)	(341)
Recoveries	13	-	-	-	-	-	79	12	104
Provision for (recovery of) credit losses	(6)	102	(21)	(307)	(156)	(13)	49	(49)	(401)
Ending balance	$3,154	$4,068	$237	$10,298	$358	$489	$491	$226	$19,321

Three Months Ended March 31, 2025:
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(165)	-	-	-	-	-	(119)	(28)	(312)
Recoveries	4	-	1	-	-	-	177	3	185
Provision for (recovery of) credit losses	182	(37)	8	176	(23)	93	(190)	41	250
Ending balance	$1,286	$1,765	$111	$7,635	$792	$553	$1,083	$94	$13,319

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three months ended March 31, 2026 and 2025.

Three months ended:

(in thousands)	March 31, 2026	March 31, 2025
Beginning balance	$580	$620
Provision for credit losses	71	-
Ending balance	$651	$620

The following tables show an aging analysis of the loan portfolio by the time past due, in thousands:

					Total
March 31, 2026			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,925	$528	$-	$735	$3,188	$160,379	$163,567
Agricultural	1,112	92	48	10,064	11,316	134,689	146,005
Real estate – residential	-	15	-	211	226	32,111	32,337
Real estate – commercial	2,490	5,033	-	1,523	9,046	1,006,740	1,015,786
Real estate - construction & land	1,043	-	-	-	1,043	39,869	40,912
Equity Lines of Credit	859	47	-	914	1,820	54,182	56,002
Auto	791	126	-	641	1,558	33,499	35,057
Other	76	20	-	31	127	15,940	16,067
Total	$8,296	$5,861	$48	$14,119	$28,324	$1,477,409	$1,505,733

					Total
December 31, 2025			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$2,809	$572	$-	$611	$3,992	$164,704	$168,696
Agricultural	395	-	-	10,509	10,904	146,864	157,768
Real estate – residential	15	-	-	215	230	32,912	33,142
Real estate - commercial	1,160	-	-	2,000	3,160	1,000,784	1,003,944
Real estate - construction & land	1,466	-	-	-	1,466	38,556	40,022
Equity Lines of Credit	835	191	-	988	2,014	52,580	54,594
Auto	943	159	-	745	1,847	38,173	40,020
Other	45	1	-	21	67	17,540	17,607
Total	$7,668	$923	$-	$15,089	$23,680	$1,492,113	$1,515,793

The following tables present the amortized cost basis of collateral dependent loans by class of loans at March 31, 2026 in thousands:

					Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$95	$-	$-	$-	$-	$152	$183	$-	$430
Agricultural	-	4,588	225	2,595	2,241	311	-	-	9,960
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	968	241	106	32	1,347
Equity Lines of Credit	-	-	-	-	-	110	292	-	402
Total	$95	$4,588	$225	$2,595	$3,209	$959	$581	$32	$12,284

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2025 in thousands:

					Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$111	$-	$-	$-	$-	$161	$-	$-	$272
Agricultural	-	4,873	225	2,749	2,241	311	-	-	10,399
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	1,399	245	112	37	1,793
Equity Lines of Credit	-	-	-	-	-	-	398	-	398
Total	$111	$4,873	$225	$2,749	$3,640	$862	$510	$37	$13,007

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. On March 31, 2026, and December 31, 2025, other real estate owned totaled $226,000, consisting of two single family residential real estate (SFR) properties. There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property and one equity line of credit totaling $111,000 secured by SFR property for which formal foreclosure proceedings were in process at March 31, 2026. There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property for which formal foreclosure proceedings were in process at December 31, 2025

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $247 million and $248.6 million at  March 31, 2026 and  December 31, 2025, respectively

Of the loan commitments outstanding at March 31, 2026, $16 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at March 31, 2026 and December 31, 2025 totaled $650 thousand and $580 thousand, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Stand-by letters of credit totaled $5.3 million and $1.6 million on March 31, 2026 and December 31, 2025, respectively.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2026	2025
Net Income:
Net income	$9,763	$7,180
Earnings Per Share:
Basic earnings per share	$1.40	$1.21
Diluted earnings per share	$1.38	$1.20
Weighted Average Number of Shares Outstanding:
Basic shares	6,984	5,911
Effect of dilutive stock options and restricted stock	89	91
Diluted shares	7,073	6,002

Stock options and RSUs having an antidilutive effect during the three months ended March 31, 2026 totaled 10,963.  There were no stock options or RSUs having an antidilutive effect during the three months ended March 31, 2025.

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

In May 2013, the Company established the 2013 Stock Option Plan (the "2013 Plan") for which 35,792 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan no further options may be issued under the 2013 Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

Options granted during the three months ended March 31, 2026 consisted of 80,500 options granted under the 2022 Plan. No stock options were granted during the three months ended March 31, 2025. The fair value of each option granted in 2026 was estimated on the date of grant using the following assumptions.

2026
Weighted-average expected life of stock options (in years)	6.0
Weighted-average risk free interest rate	3.98%
Weighted-average annualized volatility	35.8%
Weighted-average dividend yields	2.60%
Weighted-average fair value of options granted during the three months ended March 31, 2026	$16.03

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	131,847	$22.58
Options exercised	(45,505)	22.64
Options cancelled	(3,200)	22.19
Options outstanding at December 31, 2025	83,142	$22.56
Options cancelled	(2,400)	$23.34
Options exercised	(44,950)	24.40
Options outstanding at March 31, 2026	35,792	$21.45	1.6	$979,627
Options exercisable at March 31, 2026	35,792	$21.45	1.6	$979,627

A summary of options activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	210,200	$32.55
Options granted	30,803	31.09
Options cancelled	(21,980)	32.41
Options exercised	(5,100)	31.36
Options outstanding at December 31, 2025	213,923	$32.38
Options granted	80,500	50.30
Options cancelled	(1,200)	34.07
Options exercised	(13,654)	31.48
Options outstanding at March 31, 2026	279,569	$37.58	7.7	$4,111,665
Options exercisable at March 31, 2026	110,789	$32.01	6.7	$1,861,827
Options expected to vest after March 31, 2026	149,894	$41.23	8.3	$1,243,669

As of March 31, 2026, there was $2 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 4.4 years.  There were no unrecognized costs remaining under the 2013 plan as of March 31, 2026.

Information related to the stock options plans during the three months ended March 31, 2026 and 2025

	2026	2025
Fair value of options vested	$173,000	$193,000
Intrinsic value of options exercised	$1,464,000	$372,000
Cash received from option exercises	$1,387,000	$329,000
Tax benefit from option exercises	$220,000	$17,000
Compensation cost	$101,000	$67,000
Tax benefit associated with compensation cost	$6,000	$5,000

During the three months ended March 31, 2026, the Company granted 35,400 restricted stock units with a weighted-average fair value of $47.07 per share and a weighted-average vesting period of 4.8 years. Compensation costs related to these units during the three months ended March 31, 2026, and March 31, 2025, were $19,000 and $14,000 respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the three months ended March 31, 2026 and 2025.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2026 follows in thousands:

		Fair Value Measurements at March 31, 2026, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,486,412	$-	$-	$1,440,871	$1,440,871
Financial liabilities:
Time deposits	213,400		213,264		213,264
Repurchase agreements	99,439	-	99,439	-	99,439
Borrowings	16,021	-	15,725		15,725

The carrying amounts and estimated fair values of financial instruments, at December 31, 2025 follows, in thousands:

		Fair Value Measurements at December 31, 2025, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,495,834	$-	$-	$1,494,830	$1,494,830
Financial liabilities:
Time deposits	210,729		209,147		209,147
Repurchase agreements	97,855	-	97,855	-	97,855
Borrowings	21,013	-	20,599		20,599

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at March 31, 2026 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2026 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$245,025	$-	$245,025	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	136,787	-	136,787	-
Obligations of states and political subdivisions	87,920	-	87,920	-
	$469,732	$-	$469,732	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$253,165	$-	$253,165	$-
U.S. Government-agencies collateralized by mortgage obligations - commercial	134,764	-	134,764	-
Obligations of states and political subdivisions	88,666	-	88,666	-
	$476,595	$-	$476,595	$-

The fair value of securities available-for-sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities or matrix pricing.  There were no changes in the valuation techniques used during 2026 or 2025. Transfers between hierarchy measurement levels are recognized by the Company as of the beginning of the reporting period. Changes in fair market value are recorded in other comprehensive income.

Assets and liabilities measured at fair value on a non-recurring basis at March 31, 2026 are summarized below, in thousands:

		Fair Value Measurements at
		March 31, 2026 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2026

Assets:
Collateral-dependent loans
Commercial	$81	$-	$-	$81	$239
Agricultural	966	-	-	966	207
Total	$1,047	$-	$-	$1,047	$446

Other Real Estate Owned:
RE – Residential	$91	$-	$-	$91	$-
Equity lines of credit	135			135	-
Total	$226	$-	$-	$226	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below, in thousands:

		Fair Value Measurements at
		December 31, 2025 Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended March 31, 2025
Assets:
Collateral-dependent loans
Commercial	$84	$-	$-	$84	$-
Agricultural	1,904	-	-	1,904	-
Total	$1,988	$-	$-	$1,988	$-

Other Real Estate Owned:
RE – Residential	91	-	-	91	-
Equity lines of credit	135			135	-
Total	$226	$-	$-	$226	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges recognized during the three months ended March 31, 2026, related to the above collateral dependent loans, totaled $446 thousand. There were no impairment changes recognized during the three months ended March 31, 2025. The collateral-dependent loans at March 31, 2026, consists of ten loans which had been allocated specific credit reserves. The collateral-dependent loans at  December 31, 2025, consist solely of nine loans which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025 (dollars in thousands):

					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	3/31/2026	12/31/2025	Technique	Significant Unobservable Input	3/31/2026	12/31/2025
Collateral-dependent loans:
Commercial	$81	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	12% - 100% (79%)	14% - 100% (45%)
Agricultural	966	1,904	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	1% - 100% (63%)	2% - 100% (43%)
Total	$1,047	$1,988

Other Real Estate:
RE – Residential	$91	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	60%	60%
Equity lines of credit	135	135	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	10%
	$226	$226

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the three months ended March 31, 2025 and March 31, 2026 were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	5,513	3,883
Ending balance, March 31, 2025	$(30,185)	$(21,262)

Beginning Balance, January 1, 2026	$(14,895)	$(10,491)
Current year-to-date other comprehensive income	(3,722)	(2,623)
Ending balance, March 31, 2026	$(18,617)	$(13,114)

11. BUSINESS COMBINATIONS - ACQUISITION OF CONERSTONE COMMUNITY BANCORP

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

The following unaudited pro forma financial information presents the combined results of Plumas Bancorp and Cornerstone as if the acquisition had occurred on January 1, 2025, in thousands.  Acquisition expenses totaling $657 thousand, net of tax, are included in the three months ended March 31, 2025, net income. These results are not necessarily indicative of future performance.

Period Ended	Net Interest Income	Net Income
Three Months Ended March 31, 2025	$24,580	$5,120
Three Months Ended March 31, 2026	24,918	9,607

Pro Forma Adjustments Included for the Three Months Ended March 31, 2025:

●	Amortization of acquired intangibles	$571
●	Accretion of discount on loans	$455
●	Accretion of premium on time deposits acquired	$651
●	Amortization of discount on subordinated debentures	$84
●	Income tax benefit of adjustments	$133

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of March 31, 2026 and December 31, 2025 and for the three-month periods ended March 31, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2025.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes to the Company’s critical accounting policies from those disclosed in the Company’s 2025 Annual Report to Shareholders on Form 10-K.

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

In connection with the acquisition of Cornerstone, the Company assumed $12 million of subordinated debentures, including $2 million of 4.75% Fixed‑to‑Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The remaining subordinated notes were called in 2025 and are no longer outstanding. Interest expense recognized on the subordinated notes for the three-months ended March 31, 2026, was $61 thousand.

RESULTS OF OPERATIONS FOR THE three MONTHS ENDED March 31, 2026

Net Income. The Company recorded net income of $9.8 million for the three months ended March 31, 2026, up from net income of $7.2 million for the three months ended March 31, 2025. An increase of $6.6 million in net interest income and a decline of $580 thousand in the provision for credit losses was partially offset by increases of $3.8 million in non-interest expense and $560 thousand in the provision for income taxes and a decline of $217 thousand in non-interest income.  The annualized return on average assets was 1.78% for the three months ended March 31, 2026, down slightly from 1.79% for the three months ended March 31, 2025. The annualized return on average equity decreased from 16.0% during the first quarter of 2025 to 14.9% during the current quarter.

Net interest income increased from $18.5 million during the three months ended March 31, 2025, to $25.1 million during the current quarter. The provision for credit losses decreased from $250 thousand during the first quarter of 2026 to a recovery of $330 thousand during the current quarter. Non-interest income decreased from $3.2 million during the three months ended March 31, 2025, to $3.0 million during the three months ended March 31, 2026. Non-interest expense increased by $3.8 million from $11.5 million during the first quarter of 2025 to $15.3 million during the current quarter.

The provision for income taxes increased by $560 thousand from $2.9 million, or 28.5% of pre-tax income, during the three months ended March 31, 2025 to $3.4 million, or 25.9% of pre-tax income, during the current quarter.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses.  Driven primarily by growth in the loan portfolio related to the acquisition of Cornerstone, net interest income increased by $6.6 million from $18.5 million during the three months ended March 31, 2025, to $25.1 million for the three months ended March 31, 2026. The increase in net interest income includes an increase of $8.8 million in interest income partially offset by an increase of $2.2 million in interest expense.

Interest and fees on loans increased by $8.6 million related both to an increase in average balance and an increase in yield. Average loan balances increased by $495 million, while the average yield on loans increased by 28 basis points from 6.17% during the first quarter of 2025 to 6.45% during the current quarter. We attribute the increase in yield to several factors including the amortization of discount on purchased loans, the repricing of a portion of our commercial real estate loans most of which reprice every five years from the date of origination and growth in fixed rate SBA loans which totaled $119 million at March 31, 2026, and $74 million at March 31, 2025.  The weighted average rate earned on this portfolio at March 31, 2026, was 8.1%.

Interest on investment securities increased by $489 thousand related to an increase in yield on  investment securities of 15 basis points to 4.27% and an increase in average balance. The increase in investment yields is consistent with the partial restructuring of the investment portfolio during the fourth quarter of 2025 and market conditions. Average investment securities increased from $444 million during the three months ended March 31, 2025 to $475 million during the current period.

Interest on cash balances decreased by $273 thousand related to a decline in average balance of $18 million and a decrease in average rate paid on cash balances of 71 basis points from 4.52% during the first quarter of 2025 to 3.81% during the current quarter. This decline in yield was mostly related to a decline in rate paid on balances held at the Federal Reserve Bank (FRB). The average rate earned on FRB balances decreased from 4.40% during the first quarter of 2025 to 3.65% during the current quarter.

Interest paid on deposits increased by $1.7 million and is broken down by product type as follows: money market accounts - $730 thousand, savings deposits - $71 thousand and time deposits - $889 thousand. The increase in interest paid primarily relates to the growth in money market and time deposits related to the acquisition of Cornerstone. The average rate paid on interest-bearing deposits increased from 1.11% during the first quarter of 2025 to 1.52% during the current quarter and primarily relates to an increase in the percentage of average time deposits to average interest-bearing deposits from 13% during the first quarter of 2025 to 22% during the current quarter.

The average rate paid on interest bearing liabilities increased from 1.14% during the 2025 quarter to 1.60% in 2026 related mainly to the increase in the cost of interest-bearing deposits and repurchase agreements.

Net interest margin for the three months ended March 31, 2026, increased 8 basis points to 5.03%, up from 4.95% for the same period in 2025.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	1,506,838	23,957	6.45%	$1,011,968	$15,396	6.17%
Taxable investment securities	398,218	4,342	4.42%	369,126	3,927	4.31%
Non-taxable investment securities (1)	76,708	657	3.47%	74,883	583	3.16%
Interest-bearing deposits	43,778	411	3.81%	61,409	684	4.52%
Total interest-earning assets	2,025,542	29,367	5.88%	1,517,386	20,590	5.50%
Cash and due from banks	33,036			26,477
Other assets	165,417			86,335
Total assets	$2,223,995			$1,630,198

Interest-bearing liabilities:
Money market deposits	$432,731	1,875	1.76%	$279,184	$1,145	1.66%
Savings deposits	312,488	277	0.36%	323,449	206	0.26%
Time deposits	210,490	1,434	2.76%	88,386	545	2.50%
Total interest-bearing deposits	955,709	3,586	1.52%	691,019	1,896	1.11%
Other borrowings	17,145	200	4.73%	15,000	145	3.92%
Repurchase agreements & other	100,013	442	1.79%	21,190	10	0.19%
Total interest-bearing liabilities	1,072,867	4,228	1.60%	727,209	2,051	1.14%
Non-interest-bearing deposits	838,018			682,495
Other liabilities	46,881			38,096
Shareholders' equity	266,229			182,398
Total liabilities & equity	$2,223,995			$1,630,198
Cost of funding interest-earning assets (4)			0.85%			0.55%
Net interest income and margin (5)		$25,139	5.03%		$18,539	4.95%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.6 million for 2026 and $3.8 million for 2025 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the three-month period ended March 31, 2026 and 2025 were $292 thousand and $275 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended March 31, 2026, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2026 over 2025 change in net interest income
	for the three months ended March 31,
	(in thousands)
	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$7,529	$693	$339	$8,561
Taxable investment securities	309	98	8	415
Non-taxable investment securities	14	58	2	74
Interest-bearing deposits	(196)	(107)	30	(273)
Total interest income	7,656	742	379	8,777
Interest-bearing liabilities:
Money market deposits	630	64	36	730
Savings deposits	(7)	81	(3)	71
Time deposits	753	57	79	889
Other borrowings	21	30	4	55
Repurchase agreements & other	37	84	311	432
Total interest expense	1,434	316	427	2,177
Net interest income	$6,222	$426	$(48)	$6,600

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first quarter of 2026 we recorded a recovery of provision for credit losses of $330 thousand consisting of a recovery of provision for credit losses on loans of $401 thousand partially offset by an increase in the reserve for unfunded commitments of $71 thousand. This compares to a provision for credit losses of $250 thousand during the first quarter of 2025. See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the three months ended March 31, 2026, non-interest income totaled $3.0 million, a decrease of $217 thousand from the three months ended March 31, 2025. The largest component of this decrease was a $1.1 million settlement related to the Dixie Fire during the first quarter of 2025. Significant increases in non-interest income during the current quarter were $309 thousand in FHLB dividends, $159 thousand in earnings on Bank Owned Life Insurance (BOLI) and $140 thousand in interchange income.  Each of these items benefited from the acquisition of Cornerstone.  Additionally, the FHLB paid a regular dividend of $194 thousand and special dividend of $252 thousand during the first quarter of 2026.

The following table describes the components of non-interest income for the three-month periods ended March 31, 2026 and 2025, dollars in thousands:

	For the Three Months Ended
	March 31,
	2026	2025	Dollar Change	Percentage Change
Interchange revenue	$830	$690	$140	20.3%
Service charges on deposit accounts	785	705	80	11.3%
FHLB Dividends	446	137	309	225.5%
Earnings on life insurance policies	268	109	159	145.9%
Loan servicing fees	182	186	(4)	(2.2)%
Other	485	1,386	(901)	(65.0)%
Total non-interest income	$2,996	$3,213	$(217)	(6.8)%

Non-interest expense. During the three months ended March 31, 2026, total non-interest expense increased by $3.8 million from $11.5 million during the first quarter of 2025 to $15.3 million during the current quarter.  Much of this increase was driven by the acquisition of Cornerstone. Salary and benefit expense increased by $1.9 million which includes an increase in salary expense of $1.1 million related to an increase in Full-Time Equivalent (FTE) employees of 48 to 232 FTE at March 31, 2026 and merit and promotional increases. Related primarily to an increase in pre-tax income, bonus expense increased by $281 thousand. Payroll taxes increased by $207 thousand.

Occupancy and equipment expenses increased by $660 thousand from $2.0 million during the first quarter of 2025 to $2.7 million during the current quarter, Primarily related to the acquisition of Cornerstone and to a much lesser extent the sales/leaseback completed during the fourth quarter of 2025. Amortization of Core Deposit Intangible increased by $537 thousand related to the acquisition of Cornerstone.  Other expenses increased by $719 thousand related to a $726 thousand loss associated with two fraudulent wire transfers.  The largest reduction in non-interest expense was $569 thousand in merger expenses incurred during the first quarter of 2025.

The following table describes the components of non-interest expense for the three-month periods ended March 31, 2026 and 2025, dollars in thousands:

	For the Three Months Ended
	March 31,
	2026	2025	Dollar Change	Percentage Change
Salaries and employee benefits	$7,730	$5,880	$1,850	31.5%
Occupancy and equipment	2,674	2,014	660	32.8%
Outside service fees	1,456	1,263	193	15.3%
Amortization of Core Deposit Intangible	581	44	537	1220.5%
Professional fees	352	229	123	53.7%
Advertising and shareholder relations	291	262	29	11.1%
Armored car and courier	263	217	46	21.2%
Deposit insurance	249	182	67	36.8%
Loan collection expenses	219	72	147	204.2%
Business development	205	167	38	22.8%
Director compensation and expense	175	167	8	4.8%
Telephone and data communication	146	174	(28)	(16.1)%
Merger and acquisition expenses	-	569	(569)	(100.0)%
Other	945	226	719	318.1%
Total non-interest expense	$15,286	$11,466	$3,820	33.3%

Provision for income taxes. The provision for income taxes increased by $560 thousand from $2.9 million, or 28.5% of pre-tax income, during the three months ended March 31, 2025 to $3.4 million, or 25.9% of pre-tax income, during the current quarter. The percentages for 2026 and 2025 differ from statutory rates as tax exempt items of income such as earnings on Bank owned life insurance and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the 2025 quarter effectively increase taxable income.

FINANCIAL CONDITION

Total assets were $2.2 billion on March 31, 2026, a decrease of $39 million from December 31, 2025. The largest components of this decrease were declines in cash and cash equivalents of $18 million, net loans of $9 million, investment securities of $7 million and accrued interest receivable and other assets of $3 million.  Total liabilities declined by $43 million primarily related to a decline of $35 million in deposits. Total shareholders' equity increased by $4 million.

Loan Portfolio. Gross loans decreased by approximately $11 million, or 7%, and totaled $1.5 billion on March 31, 2026, and December 31, 2025. Increases of $11 million in commercial real estate loans, $1 million equity lines of credit and $1 million in construction loans were offset by declines of $12 million in agricultural loans in commercial loans, $5 million in commercial loans, $5 million in automobile loans, $1 million in residential real estate loans and $1 million in other loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table the Company's largest lending categories are commercial real estate loans, commercial loans, agricultural loans, and equity lines of credits.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	03/31/2026	03/31/2026	12/31/2025	12/31/2025
Commercial	$162,729	10.8%	$167,851	11.1%
Agricultural	145,758	9.7%	157,526	10.4%
Real estate – residential	32,307	2.2%	33,116	2.2%
Real estate – commercial	1,014,028	67.5%	1,002,627	66.3%
Real estate – construction and land development	41,036	2.7%	40,168	2.7%
Equity Lines of Credit	55,039	3.7%	53,647	3.5%
Auto	34,704	2.3%	39,595	2.6%
Other	15,984	1.1%	17,526	1.2%
Total Gross Loans	$1,501,585	100%	$1,512,056	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 83% of the total loan portfolio on March 31, 2026. The Company conducts business primarily in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta, Sutter and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 68% of the lending portfolio at March 31, 2026. CRE loans were 43% owner-occupied, 42% investor-owned, and 15% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 14% Mixed Commercial Real Estate, 14% Office, 13% Retail, 10% Hospitality, 10% Industrial, 8% Gas Stations, 6% Special Purpose, 5% Residential, 5% Medical Buildings, and 5% Mini Storage Facilities, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 21% of CRE loans were located in northern Nevada and 56% were located in northern California. Of the $14.1million in non-accrual balances at March 31, 2026, approximately 11% were CRE. Of the $37.3 million in substandard balances at March 31, 2026 approximately 32% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. On March 31, 2026, and December 31, 2024, approximately 80% of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 20% of the Company’s variable rate loan portfolio on March 31, 2026; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 77% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Regional President and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

At March 31, 2026, and December 31, 2025, the Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from publicly available sources. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that might influence its loss estimation process.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company's policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans, in excess of $100,000, are individually evaluated for reserves. As of March 31, 2026 and December 31, 2025, the Bank's nonaccrual loans comprised the entire population of loans individually evaluated. The Company's policy is that nonaccrual loans, in excess of $100,000, also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loans should be categorized as collateral dependent. Nonaccrual loans with a balance less than or equal to $100,000 are evaluated collectively and consist primarily of automobile loans.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Three Months Ended		For the Year Ended
(dollars in thousands)	March 31,		December 31,
	2026	2025	2025	2024	2023
Balance at beginning of period	$19,959	$13,196	$13,196	$12,867	$10,717
Initial allowance on acquired PCD loans	-	-	315	-	529
Adjusted balance	19,959	13,196	13,511	12,867	11,246
Charge-offs:
Commercial	99	165	355	302	123
Agricultural	7	-	11	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	66	-	-
Auto	228	119	528	1,643	1,550
Other	7	28	135	94	129
Total charge-offs	341	312	1,095	2,039	1,802
Recoveries:
Commercial	13	4	38	25	44
Agricultural	-	-	-	-	-
Real estate – residential	-	1	49	4	3
Real estate – commercial	-	-	7	1	1
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	79	177	544	928	746
Other	12	3	15	35	54
Total recoveries	104	185	653	993	848
Net charge-offs	237	127	442	1,046	954
Provision for credit losses - loans	(401)	250	6,890	1,375	2,575
Balance at end of period	$19,321	$13,319	$19,959	$13,196	$12,867
Net charge-offs during the period to average loans (annualized for the three-month periods)	0.06%	0.05%	0.11%	0.11%	0.10%
Allowance for credit losses to total loans	1.29%	1.32%	1.30%	1.30%	1.34%

The following table provides a breakdown of the allowance for credit losses at March 31, 2026, and December 31, 2025:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	3/31/2026	3/31/2026	12/31/2025	12/31/2025
Commercial	$3,154	10.8%	$3,246	11.1%
Agricultural	4,068	9.7%	3,973	10.4%
Real estate – residential	237	2.2%	258	2.2%
Real estate – commercial	10,298	67.5%	10,605	66.3%
Real estate – construction and land development	358	2.7%	514	2.7%
Equity Lines of Credit	489	3.7%	502	3.5%
Auto	491	2.3%	591	2.6%
Other	226	1.1%	270	1.2%
Total	$19,321	100%	$19,959	100%

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	March 31,	At December 31,
	2026	2025	2024	2023
	(dollars in thousands)

Nonaccrual loans	$14,119	$15,089	$4,105	$4,820
Loans past due 90 days or more and still accruing	48	-	-	-
Total nonperforming loans	14,167	15,089	4,105	4,820
Other real estate owned	226	226	91	357
Other vehicles owned	-	6	111	138
Total nonperforming assets	$14,393	$15,321	$4,307	$5,315
Interest income forgone on nonaccrual loans	$281	$1,167	$301	$257
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	0.94%	1.00%	0.40%	0.50%
Nonperforming assets to total assets	0.65%	0.68%	0.27%	0.33%

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

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at March 31, 2026, were $14.4 million, down from $15.3 million at December 31, 2025. Nonperforming assets as a percentage of total assets decreased slightly to 0.65% at March 31, 2026, down from 0.68% at December 31, 2025. OREO totaled $226 thousand at March 31, 2026, and December 31, 2025. Nonperforming loans were $14.2 million at March 31, 2026 and $15.1 million at December 31, 2025.  Nonperforming loans as a percentage of total loans decreased to 0.94% at March 31, 2026, down from 1.00% at December 31, 2025.

During the first quarter of 2026 we recorded a recovery of provision for credit losses of $330 thousand consisting of a recovery of provision for credit losses on loans of $401 thousand partially offset by an increase in the reserve for unfunded commitments of $71 thousand. This compares to a provision for credit losses of $250 thousand during the first quarter of 2025.

Net charge-offs totaled $237 thousand and $127 thousand during the three months ended March 31, 2026 and 2025, respectively. The allowance for credit losses totaled $19.3 million at March 31, 2026, and $20.0 million at December 31, 2025. Specific reserves related to collateral dependent loans totaled $2.0 million and $1.5 million at March 31, 2026, and December 31, 2025, respectively.  The allowance for credit losses as a percentage of total loans was 1.29% at March 31, 2026, and 1.32% at December  31, 2025.

The following table provides a summary of the change in the number and balance of OREO properties for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	#	2026	#	2025
Beginning Balance	2	$226	1	$91
Additions	-	-	-	-
Dispositions	-	-	-	-
Provision from change in OREO valuation	-	-	-	-
Ending Balance	2	$226	1	$91

Investment Portfolio and Federal Reserve Balances. Total investment securities were $469.7 million as of March 31, 2026, and $476.6 million at December 31, 2025. Unrealized losses on available-for-sale investment securities totaling $18.6 million were recorded, net of $5.5 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at March 31, 2026. No investment securities were sold during the three months ended March 31, 2026, or 2025.

Unrealized losses on available-for-sale investment securities totaling $14.9 million were recorded, net of $4.4 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025.

The investment portfolio at March 31, 2026, consisted of $382 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 156 municipal securities totaling $88 million. The investment portfolio at December 31, 2025, consisted of $388 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 156 municipal securities totaling $89 million.

There were no Federal funds sold at March 31, 2026, and December 31, 2025; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $26 million at March 31, 2026, and $39 million at December 31, 2025. The balance on March 31, 2026, earns interest at the rate of 3.65%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $1.8 billion on March 31, 2026 and December 31, 2025.  On March 31, 2026, 47% of the Company’s deposits were in the form of non-interest-bearing demand deposits. At March 31, 2026, brokered deposits consist of a $10 million time deposit acquired from CCB. The rate paid on this deposit is 3.80%.

The following table shows the distribution of deposits by type at March 31, 2026 and December 31, 2025.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	03/31/2026	03/31/2026	12/31/2025	12/31/2025
Non-interest bearing	$827,619	46.6%	$848,986	46.9%
Money Market	421,321	23.8%	440,552	24.3%
Savings	312,437	17.6%	309,337	17.1%
Time	213,400	12.0%	210,729	11.7%
Total Deposits	$1,774,777	100%	$1,809,604	100%

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

The Company estimates that it has approximately $694 million in uninsured deposits on March 31, 2026, which includes uninsured deposits of Plumas Bancorp. Of this amount, $177 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	March 31,	December 31,
(dollars in thousands)	2026	2025
Remaining maturity:
Three months or less	$35,724	$18,804
After three through six months	14,054	25,834
After six through twelve months	19,933	15,891
After twelve months	42,240	45,909
Total	$111,951	$106,438

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $439 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $699 million. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $439 million in available credit the Company would need to purchase $3 million in additional FHLB stock. The Company is also eligible to borrow at the FRB Discount Window. At March 31, 2026, the Company could borrow up to $40 million at the Discount Window secured by investment securities with a fair value of $47 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at March 31, 2026 and December 31, 2025.

Note Payable. Plumas Bancorp had outstanding borrowings of $14.3 million with a correspondent bank at March 31, 2026. This loan matures on January 25, 2035, and can be prepaid at any time. During the initial three years the loan functioned as an interest only revolving line of credit. On February 1, 2025, the loan converted into a term loan requiring semi-annual interest payments and annual principal reductions. This borrowing bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. Interest expense recognized on this loan for the three-months ended March 31, 2026 and 2025, was $139 thousand and $144 thousand, respectively.

The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at March 31, 2026.

Subordinated Debentures. In connection with the acquisition of Cornerstone, the Company assumed $12 million of subordinated debentures, including $2 million of 4.75% Fixed‑to‑Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The remaining subordinated notes were called in 2025 and are no longer outstanding. Interest expense recognized on the subordinated notes for the three-months ended March 31, 2026, was $61 thousand.

Repurchase Agreements. The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaled $99.4 million and $97.9 million at March 31, 2026 and December 31, 2025, respectively. The balances at March 31, 2026, are secured by U.S. Government agency securities with a carrying amount of $112.5 million. Interest expense recognized on repurchase agreements for the three-months ended March 31, 2026 and 2025, was $441 thousand and $10 thousand, respectively.

Shareholders’ Equity. Shareholders’ equity increased by $4.3 million from $261.1 million at December 31, 2025 to $265.4 million at March 31, 2026. The $4.3 million increase includes earnings during the three-month period of $9.8 million, stock option exercises of $1.4 million and stock-based compensation expense of $121 thousand. These items were partially offset by an increase in accumulated other comprehensive loss of $2.6 million, the payment of cash dividends totaling $2.3 million and common stock repurchases of $2.0 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid a quarterly cash dividend of $0.33 per share on February 18, 2026 and a quarterly cash dividend of $0.30 per share on February 17, 2025, May 15, 2025, August 15, 2025 and November 17, 2025.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At March 31, 2026, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Common Equity Tier 1 Ratio	$255,347	15.5%	$74,121	4.5%	$107,064	6.5%
Tier 1 Leverage Ratio	255,347	11.6%	88,118	4.0%	110,148	5.0%
Tier 1 Risk-Based Capital Ratio	255,347	15.5%	98,829	6.0%	131,771	8.0%
Total Risk-Based Capital Ratio	275,318	16.7%	131,771	8.0%	164,714	10.0%

December 31, 2025
Common Equity Tier 1 Ratio	$247,747	14.8%	$75,265	4.5%	$108,717	6.5%
Tier 1 Leverage Ratio	247,747	11.1%	89,237	4.0%	111,547	5.0%
Tier 1 Risk-Based Capital Ratio	247,747	14.8%	100,354	6.0%	133,805	8.0%
Total Risk-Based Capital Ratio	268,425	16.0%	133,805	8.0%	167,257	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of March 31, 2026, the Company had $247 million in unfunded loan commitments and $5.3 million in letters of credit. This compares to $249 million in unfunded loan commitments at December 31, 2025 and $1.6 million in letters of credit. Of the $247 million in unfunded loan commitments, $158 million and $84 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at March 31, 2026, $110 million were secured by real estate, of which $35 million was secured by commercial real estate and $75 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and five administrative offices.  The Company also leases two lending offices and two administrative offices. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the three months ended March 31, 2026, and 2025 was $1.0 million and $852 thousand, respectively.

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

The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $439 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $699 million. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At March 31, 2026, the Company could borrow up to $47 million at the Discount Window secured by investment securities with a fair value of $41 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at March 31, 2026 and December 31, 2025.

Deposits represent the Bank's primary source of funds. Deposits are primarily core deposits in that they are demand, savings and time deposits generated from local businesses and individuals. These sources are considered to be relatively stable, long- term relationships thereby enhancing steady growth of the deposit base without major fluctuations in overall deposit balances. The Company experiences, to a small degree, some seasonality with the slower growth period between November through April, and the higher growth period from May through October. The Company estimates that it has approximately $694 million in uninsured deposits which includes uninsured deposits of Plumas Bancorp. Of this amount, $177 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q you should carefully consider the risk factors that appeared under Item 1A, “Risk Factors” in the Company’s 2025 Annual Report. There are no material changes from the risk factors included within the Company’s 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c)

On February 2, 2026 the Company’s announced a share repurchase program permitting the repurchase of up to $25.0 million of the Company’s outstanding common stock through the fourth quarter of 2026.  During the three months ended March 31, 2026, the Company repurchased 41 thousand shares of its common stock for an aggregate purchase price of approximately $2.0 million, inclusive of commissions, at an average price of $48.17 per share. All repurchases were executed in open‑market transactions and were funded using available cash on hand.

As of March 31, 2026, approximately $23 million remained available for future repurchases under the existing authorization. The Company is not obligated to repurchase any specific number of shares and expects that any future repurchases will depend on market conditions, capital availability, and other corporate considerations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Shares Purchased as Part of Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased
March 1–31, 2026	41,000	$48.17	41,000	$23,000,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 28, 2025, by and between Plumas Bancorp and Cornerstone Community Bancorp included as Exhibit 2.1 to the Registrant's 8-K filed on January 29, 2025, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as Exhibit 3.1 to the Registrant’s Form 8-K for August 17, 2023, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as Exhibit 3.3 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as Exhibit 3.4 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.2	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 6, 2025.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 6, 2025.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 6, 2025.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: May 6, 2026
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer