Form 10-Q
period 2026-06-30
PLUMAS BANCORP
filed 2026-08-05
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2026: 6,959,016 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except share data)

	June 30,	December 31,
	2026	2025

Assets
Cash and cash equivalents	$135,546	$80,616
Investment securities available-for-sale, net of allowance for credit losses of $0 at June 30, 2026 and December 31, 2025	465,991	476,595
Loans, less allowance for credit losses of $19,740 at June 30, 2026 and $19,959 at December 31, 2025	1,496,190	1,495,834
Premises and equipment, net	23,763	24,398
Right-of-use assets	27,985	28,860
Bank owned life insurance	34,203	33,659
Core deposit intangible	9,954	11,101
Goodwill	24,215	24,215
Accrued interest receivable and other assets	59,897	63,245
Total assets	$2,277,744	$2,238,523

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$864,075	$848,986
Interest bearing	1,020,990	960,618
Total deposits	1,885,065	1,809,604
Repurchase agreements	59,217	97,855
Lease liabilities	28,388	29,029
Accrued interest payable and other liabilities	16,908	19,946
Borrowings	16,033	21,013
Total liabilities	2,005,611	1,977,447

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 6,963,616 shares at June 30, 2026 and 6,958,814 at December 31, 2025	74,702	75,668
Retained earnings	211,013	195,899
Accumulated other comprehensive loss, net	(13,582)	(10,491)
Total shareholders’ equity	272,133	261,076
Total liabilities and shareholders’ equity	$2,277,744	$2,238,523

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest Income:
Interest and fees on loans	$24,777	$15,612	$48,734	$31,008
Interest on investment securities	4,988	4,504	9,987	9,014
Other	595	517	1,006	1,201
Total interest income	30,360	20,633	59,727	41,223
Interest Expense:
Interest on deposits	3,904	2,284	7,491	4,180
Interest on borrowings	176	146	375	290
Other	273	20	715	31
Total interest expense	4,353	2,450	8,581	4,501
Net interest income before provision for credit losses	26,007	18,183	51,146	36,722
Provision for Credit Losses	600	860	270	1,110
Net interest income after provision for credit losses	25,407	17,323	50,876	35,612
Non-Interest Income:
Interchange revenue	881	784	1,712	1,474
Service charges	813	781	1,598	1,486
Other	1,057	796	2,438	2,614
Total non-interest income	2,751	2,361	5,748	5,574
Non-Interest Expenses:
Salaries and employee benefits	7,520	5,553	15,250	11,433
Occupancy and equipment	2,648	2,050	5,322	4,064
Other	4,336	3,409	9,219	6,980
Total non-interest expenses	14,504	11,012	29,791	22,477
Income before provision for income taxes	13,654	8,672	26,833	18,709
Provision for Income Taxes	3,695	2,351	7,111	5,208
Net income	$9,959	$6,321	$19,722	$13,501

Basic earnings per share	$1.43	$1.07	$2.83	$2.28
Diluted earnings per share	$1.41	$1.05	$2.79	$2.25

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$9,959	$6,321	$19,722	$13,501
Other comprehensive income:
Change in net unrealized loss on securities	(665)	832	(4,388)	6,346
Less: reclassification adjustments for net (gain) loss included in net income	-	(3)	-	(3)
Net unrealized holding gain	(665)	829	(4,388)	6,343
Related tax effect:
Change in net unrealized loss on securities	197	(246)	1,297	(1,877)
Reclassification of net gain (loss) is included in net income	-	1	-	1
Income tax effect	197	(245)	1,297	(1,876)
Other comprehensive (loss) income	(468)	584	(3,091)	4,467
Total comprehensive income	$9,491	$6,905	$16,631	$17,968

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

($ in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	13,501	-	13,501
Other comprehensive income	-	-	-	4,467	4,467
Cash dividends on common stock ($0.60 per share)	-	-	(3,549)	-	(3,549)
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	27,305	583	-	-	583
Stock-based compensation expense	-	177	-	-	177
Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079

Balance, December 31, 2025	6,958,814	$75,668	$195,899	$(10,491)	$261,076
Net Income	-	-	19,722	-	19,722
Other comprehensive loss	-	-	-	(3,091)	(3,091)
Cash dividends on common stock ($0.66 per share)	-	-	(4,608)	-	(4,608)
Repurchase of Common Stock	(56,000)	(2,783)	-	-	(2,783)
Exercise of stock options	60,802	1,489	-	-	1,489
Stock-based compensation expense	-	328	-	-	328
Balance, June 30, 2026	6,963,616	$74,702	$211,013	$(13,582)	$272,133

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, March 31, 2025	5,922,116	$29,454	$179,411	$(21,262)	$187,603
Net Income	-	-	6,321	-	6,321
Other comprehensive income	-	-	-	584	584
Cash dividends on common stock ($0.30 per share)	-	-	(1,778)	-	(1,778)
Exercise of stock options	11,590	254	-	-	254
Stock-based compensation expense	-	95	-	-	95
Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079

Balance, March 31, 2026	6,974,673	$75,149	$203,357	$(13,114)	$265,392
Net Income	-	-	9,959	-	9,959
Other comprehensive loss	-	-	-	(468)	(468)
Cash dividends on common stock ($0.33 per share)	-	-	(2,303)	-	(2,303)
Repurchase of Common Stock	(15,000)	(756)	-	-	(756)
Exercise of stock options	3,943	101	-	-	101
Stock-based compensation expense	-	208	-	-	208
Balance, June 30, 2026	6,963,616	$74,702	$211,013	$(13,582)	$272,133

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$19,722	$13,501
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	270	1,110
Change in deferred loan origination costs/fees, net	(21)	(89)
Depreciation of premises and equipment and amortization of intangibles	904	722
Stock-based compensation expense	328	177
Amortization of discount on subordinated debentures	20	-
Amortization of core deposit intangible	1,147	-
Accretion of premium on time deposits	63	-
Amortization of investment security premiums	297	357
Accretion of investment security discounts	(636)	(608)
Net gain on sale of investment securities	-	(3)
Loans originated for sale	-	(75)
Accretion of discount on loans	(2,055)	-
Gain on sale of other real estate	(104)	-
Loss on sale of other vehicles	3	18
Earnings on bank-owned life insurance	(544)	(217)
Decrease (increase) in accrued interest receivable and other assets	5,447	(7,027)
(Decrease) increase in accrued interest payable and other liabilities	(3,749)	1,702
Net cash provided by operating activities	21,092	9,568

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	22,559	19,439
Proceeds from matured and called available-for-sale securities	865	655
Proceeds from sale of available-for-sale securities	-	1,122
Purchases of available-for-sale securities	(16,869)	(16,560)
Purchase of Federal Reserve Bank stock	-	(4)
Net decrease (increase) in loans	1,458	(2,629)
Proceeds from sale of other real estate	196	-
Proceeds from sale of other vehicles	40	234
Purchase of premises and equipment	(269)	(204)
Net cash provided by investing activities	7,980	2,053

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

(Continued)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$43,885	$(36,870)
Net increase in time deposits	31,513	32,596
Net decrease in securities sold under agreements to repurchase	(38,638)	(7,133)
Cash dividends paid on common stock	(4,608)	(3,549)
Decrease in other borrowings	(5,000)	-
Repurchase of common stock	(2,783)	-
Proceeds from exercise of stock options	1,489	583
Net cash provided by (used in) financing activities	25,858	(14,373)
Increase (decrease) in cash and cash equivalents	54,930	(2,752)
Cash and Cash Equivalents at Beginning of Period	80,616	82,018
Cash and Cash Equivalents at End of Period	$135,546	$79,266

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$8,527	$4,776
Income taxes	$4,145	$6,985

Supplemental noncash disclosures
Real estate and vehicles acquired through foreclosure/repossession	$62	$145
Common stock retired in connection with the exercise of stock options	$91	$86
Lease liabilities arising from obtaining right-of-use assets	$-	$244

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

As of June 30, 2026, the Bank operates a total of nineteen branches, including seventeen branches in California and two branches in Nevada. The Bank's California branches are located in Alturas, Anderson, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding (3 branches), Red Bluff, Susanville, Tahoe City, Truckee and Yuba City. The Bank’s Nevada branches are located in Reno and Carson City. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California, and a commercial/agricultural lending office in Klamath Falls, Oregon. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas. The Bank’s administrative headquarters are in Quincy, California.

On July 1, 2025, the Company completed its acquisition of Cornerstone Community Bancorp ("Cornerstone"), which increased its branch network in California by four branches: one in Anderson, one in Red Bluff and two in Redding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  June 30, 2026 and the results of its operations and its cash flows for the three and six-month periods. Our condensed consolidated balance sheet at  December 31, 2025 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report to Shareholders on Form 10-K. The results of operations for the three and six-month periods ended June 30, 2026,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Allowance for Credit Losses

During the three and six months ended June 30, 2026, the Company completed its annual review of the allowance for credit losses methodology and refined certain assumptions and model inputs used in estimating expected credit losses within its existing CECL framework. The refinements included updates to the reasonable and supportable forecast period, which was extended from four quarters to eight quarters, and certain model inputs. The Company continues to use a discounted cash flow methodology for collectively evaluated loans and continues to evaluate loans that do not share similar risk characteristics on an individual basis.

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

3.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities at June 30, 2026 and December 31, 2025 consisted of the following, in thousands:

($ in thousands)	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$242,548	$832	$(8,415)	$234,965
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	150,585	624	(9,103)	142,106
Obligations of states and political subdivisions	92,140	1,200	(4,420)	88,920
	$485,273	$2,656	$(21,938)	$465,991

Unrealized losses on available-for-sale investment securities totaling $19,282,000 were recorded, net of $5,700,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at June 30, 2026.  No investment securities were sold during the six months ended June 30, 2026. During the six months ended  June 30, 2025, the Company sold four available-for-sale investment securities for proceeds of $1,122,000, recognizing a $3,000 gain on sale. The Company realized a gain on sale from one of these securities totaling $5,000 and a loss on sale of 3 securities totaling $2,000.

($ in thousands)	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$257,520	$2,709	$(7,064)	$253,165
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	141,861	1,245	(8,342)	134,764
Obligations of states and political subdivisions	92,109	1,038	(4,481)	88,666
	$491,490	$4,992	$(19,887)	$476,595

Unrealized losses on available-for-sale investment securities totaling $14,895,000 were recorded, net of $4,404,000 in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025. During the twelve months ended December 31, 2025, the Company sold 135 available-for-sale investment securities for proceeds of $130,635,000 recognizing a $6,065,000 net loss on sale. The loss was partially offset by a gain of $254,000 on the termination of a fair value hedge. The Company realized a gain on sale from 15 of these securities totaling $36,000 and a loss on sale of 120 securities totaling $6,101,000.

There were no transfers of available-for-sale investment securities during the six months ended June 30, 2026 and  December 31, 2025. There were no securities classified as held-to-maturity at June 30, 2026 or December 31, 2025.

Investment securities with unrealized losses at June 30, 2026 and December 31, 2025 are summarized and classified according to the duration of the loss period as follows:

($ in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$94,638	$1,055	$53,742	$7,360	$148,380	$8,415
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	34,945	345	50,025	8,758	84,970	9,103
Obligations of states and political subdivisions	7,248	56	28,072	4,364	35,320	4,420
	$136,831	$1,456	$131,839	$20,482	$268,670	$21,938

($ in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$16,496	$109	$63,328	$6,955	$79,824	$7,064
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	6,941	35	51,781	8,307	58,722	8,342
Obligations of states and political subdivisions	2,783	7	35,480	4,474	38,263	4,481
	$26,220	$151	$150,589	$19,736	$176,809	$19,887

At June 30, 2026, the Company held 298 securities of which 56 were in a loss position for less than twelve months and 105 were in a loss position for twelve months or more. Of the 298 securities, 92 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 51 were U.S. Government agencies collateralized by commercial mortgage obligations and 155 were obligations of states and political subdivisions. As of  June 30, 2026 and December 31, 2025, the Company did not intend to sell, nor was it more‑likely‑than‑not required to sell, any available‑for‑sale debt securities in an unrealized loss position before recovery of their amortized cost basis. In addition, the Company expects to recover the entire amortized cost basis of these securities, as the unrealized losses are attributable primarily to changes in interest rates, and the issuers of these securities have not, to the Company’s knowledge, established any cause for default. Accordingly, there was no allowance for credit losses provided against these securities as of both June 30, 2026 and December 31, 2025. In addition, there was no provision for credit losses recognized for the six months ended June 30, 2026 and 2025.

The amortized cost and estimated fair value of investment in debt securities at June 30, 2026 by contractual maturity are shown below.

($ in thousands)	Amortized Cost	Estimated Fair Value
Within one year	$935	$934
After one year through five years	8,086	8,145
After five years through ten years	15,287	15,370
After ten years	67,832	64,471
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	242,548	234,965
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	150,585	142,106
	$485,273	$465,991

Expected maturities will differ from contractual maturities as the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $423,691,000 and $400,458,000 and estimated fair values totaling $407,083,000 and $388,357,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank Discount Window borrowings. No borrowings were outstanding on June 30, 2026 and December 31, 2025, at the Discount Window.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the composition of the Company's loans outstanding:

	June 30,	December 31,
($ in thousands)	2026	2025

Commercial	$162,128	$167,851
Agricultural	142,940	157,526
Real estate – residential	32,223	33,116
Real estate – commercial	1,026,049	1,002,627
Real estate – construction and land development	48,672	40,168
Equity lines of credit (Equity LOC)	54,993	53,647
Auto	29,616	39,595
Other	15,552	17,526
Total loans	1,512,173	1,512,056
Deferred loan costs, net	3,757	3,737
Loans, amortized cost basis	1,515,930	1,515,793
Allowance for credit losses	(19,740)	(19,959)
Total net loans	$1,496,190	$1,495,834

Salaries and employee benefits totaling $732,000 and $619,000 have been deferred as loan origination costs during the three months ended June 30, 2026  and 2025, respectively. Salaries and employee benefits totaling $1,600,000 and $1,222,000 have been deferred as loan origination costs during the six months ended  June 30, 2026  and 2025, respectively.

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

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades As of June 30, 2026
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$13,896	$22,444	$26,815	$17,718	$22,903	$18,298	$31,135	$-	$153,209
Special Mention	281	2,468	-	919	-	55	2,061	-	5,784
Substandard	676	534	-	215	53	1,544	947	-	3,969
Total Commercial loans	$14,853	$25,446	$26,815	$18,852	$22,956	$19,897	$34,143	$-	$162,962
Current period gross charge-offs	$-	$1	$-	$-	$100	$2	$99	$-	$202

Agricultural
Pass	$2,873	$10,825	$4,211	$15,026	$11,722	$42,340	$24,091	$-	$111,088
Special Mention	-	37	-	327	162	5,750	2,033	-	8,309
Substandard	235	737	225	4,246	10,531	6,643	1,183	-	23,800
Total Agricultural	$3,108	$11,599	$4,436	$19,599	$22,415	$54,733	$27,307	$-	$143,197
Current period gross charge-offs	$-	$-	$6	$-	$-	$-	$-	$-	$6

Real Estate - Residential
Pass	$-	$2,250	$3,723	$1,999	$9,177	$14,136	$1	$-	$31,286
Special Mention	-	592	-	-	-	-	-	-	592
Substandard	-	-	-	-	-	371	-	-	371
Total Real Estate - Residential	$-	$2,842	$3,723	$1,999	$9,177	$14,507	$1	$-	$32,249
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$62,586	$131,284	$111,099	$115,070	$155,461	$410,232	$9,681	$-	$995,413
Special Mention	-	-	367	4,053	2,142	12,308	-	-	18,870
Substandard	-	1,173	-	4,396	428	7,612	-	-	13,609
Total Real Estate -Commercial	$62,586	$132,457	$111,466	$123,519	$158,031	$430,152	$9,681	$-	$1,027,892
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$13,186	$12,226	$10,947	$5,863	$3,461	$2,383	$-	$-	$48,066
Substandard	-	-	-	-	-	46	-	-	46
Total Real Estate -Construction	$13,186	$12,226	$10,947	$5,863	$3,461	$2,429	$-	$-	$48,112
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$53,198	$1,672	$54,870
Special Mention	-	-	-	-	-	-	85	-	85
Substandard	-	-	-	-	-	-	925	95	1,020
Total Equity LOC	$-	$-	$-	$-	$-	$-	$54,208	$1,767	$55,975
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$75	$-	$75

Total
Pass	$92,541	$179,029	$156,795	$155,676	$202,724	$487,389	$118,106	$1,672	$1,393,932
Special Mention	281	3,097	367	5,299	2,304	18,113	4,179	-	33,640
Substandard	911	2,444	225	8,857	11,012	16,216	3,055	95	42,815
Total	$93,733	$184,570	$157,387	$169,832	$216,040	$521,718	$125,340	$1,767	$1,470,387
Current period gross charge-offs	$-	$1	$6	$-	$100	$2	$174	$-	$283

Auto
Performing	$-	$-	$-	$12,628	$11,190	$5,491	$-	$-	$29,309
Non-performing	-	-	-	105	208	276	-	-	589
Total Auto	$-	$-	$-	$12,733	$11,398	$5,767	$-	$-	$29,898.00
Current period gross charge-offs	$-	$-	$-	$105	$112	$136	$-	$-	$353

Other
Performing	$2,312	$4,450	$4,950	$1,532	$1,800	$80	$466	$-	$15,590
Non-performing	-	2	24	20	5	4	-	-	55
Total Other	$2,312	$4,452	$4,974	$1,552	$1,805	$84	$466	$-	$15,645.00
Current period gross charge-offs	$-	$12	$5	$6	$4	$-	$-	$-	$27

Total
Performing	$2,312	$4,450	$4,950	$14,160	$12,990	$5,571	$466	$-	$44,899
Non-performing	-	2	24	125	213	280	-	-	$644
Total	$2,312	$4,452	$4,974	$14,285	$13,203	$5,851	$466	$-	$45,543
Total Loans	$96,045	$189,022	$162,361	$184,117	$229,243	$527,569	$125,806	$1,767	$1,515,930
Total gross charge-offs	$-	$13	$11	$111	$216	$138	$174	$-	$663

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades As of December 31, 2025
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$23,877	$30,424	$22,262	$25,867	$11,871	$13,150	$39,108	$-	$166,559
Special Mention	-	-	-	-	65	-	473	-	538
Substandard	2	-	225	85	754	339	194	-	1,599
Total Commercial loans	$23,879	$30,424	$22,487	$25,952	$12,690	$13,489	$39,775	$-	$168,696
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$190	$-	$355

Agricultural
Pass	$9,045	$6,893	$15,988	$11,829	$13,875	$35,349	$32,117	$-	$125,096
Special Mention	285	-	419	1,036	806	4,867	3,365	-	10,778
Substandard	1,165	231	4,246	11,236	2,978	1,323	715	-	21,894
Total Agricultural	$10,495	$7,124	$20,653	$24,101	$17,659	$41,539	$36,197	$-	$157,768
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$2,634	$4,189	$1,810	$9,315	$5,825	$8,980	$11	$-	$32,764
Special Mention	$-	$-	$-	$-	$-	$149			149
Substandard	-	-	-	-	-	229	-	-	229
Total Real Estate - Residential	$2,634	$4,189	$1,810	$9,315	$5,825	$9,358	$11	-	$33,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$126,156	$116,542	$128,720	$166,246	$136,927	$309,406	$6,368	$-	$990,365
Special Mention	1,183	-	-	238	941	1,756	-	-	4,118
Substandard	-	-	-	368	409	8,684	-	-	9,461
Total Real Estate -Commercial	$127,339	$116,542	$128,720	$166,852	$138,277	$319,846	$6,368	$-	$1,003,944
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$9,175	$12,674	$6,240	$3,516	$1,627	$1,069	$1,325	$-	$35,626
Special Mention	-	-	4,396	-	-	-	-	-	4,396
Total Real Estate -Construction	$9,175	$12,674	$10,636	$3,516	$1,627	$1,069	$1,325	$-	$40,022
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-		$51,149	$2,365	$53,514
Special Mention	$-	$-	$-	$-	$-	$-	$-	$93	93
Substandard	-	-	-	-	-		887	100	987
Total Equity LOC	$-	$-	$-	$-	$-	$-	$52,036	$2,558	$54,594
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$66	$-	$66

Total
Pass	$170,887	$170,722	$175,020	$216,773	$170,125	$367,954	$130,078	$2,365	$1,403,924
Special Mention	1,468	-	4,815	1,274	1,812	6,772	3,838	93	20,072
Substandard	1,167	231	4,471	11,689	4,141	10,575	1,796	100	34,170
Total	$173,522	$170,953	$184,306	$229,736	$176,078	$385,301	$135,712	$2,558	$1,458,166
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$256	$-	$432

Auto
Performing	$-	$-	$15,923	$14,577	$5,613	$3,161	$-	$-	$39,274
Non-performing	-	-	191	159	233	163	-	-	746
Total Auto	$-	$-	$16,114	$14,736	$5,846	$3,324	$-	$-	$40,020
Current period gross charge-offs	$-	$-	$107	$219	$41	$161	$-	$-	$528

Other
Performing	$5,854	$6,203	$1,981	$2,962	$122	$24	$440	$-	$17,586
Non-performing	-	21	-	-	-	-	-	-	21
Total Other	$5,854	$6,224	$1,981	$2,962	$122	$24	$440	$-	$17,607
Current period gross charge-offs	$-	$39	$46	$41	$2	$7	$-	$-	$135

Total
Performing	$5,854	$6,203	$17,904	$17,539	$5,735	$3,185	$440	$-	$56,860
Non-performing	-	21	191	159	233	163	-	-	767
Total	$5,854	$6,224	$18,095	$17,698	$5,968	$3,348	$440	$-	$57,627
Total Loans	$179,376	$177,177	$202,401	$247,434	$182,046	$388,649	$136,152	$2,558	$1,515,793
Total gross charge-offs	$-	$153	$164	$311	$43	$168	$256	$-	$1,095

The following table shows the ending balance of nonperforming loans by loan category as of the date indicated:

	Non-Performing Loans
($ in thousands)	June 30, 2026			December 31, 2025
	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$965	$1,255	$-	$458	$611	$-
Agricultural	9,194	12,001	-	7,157	10,509	-
Real estate – residential	210	210	-	215	215	-
Real estate – commercial	6,694	6,694	-	2,000	2,000	-
Real estate – construction & land development	46	46	1,623	-	-	-
Equity lines of credit	1,020	1,020	-	988	988	-
Auto	588	588	-	745	745	-
Other	36	36	-	21	21	-
Total Gross Loans	$18,753	$21,850	$1,623	$11,584	$15,089	$-

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

No income was recognized on nonaccrual loans accounted on a cash basis during the three and six months ended June 30, 2026 and 2025. The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and six months ended June 30, 2026 and 2025.

Three months ended:

(in thousands)	June 30, 2026	June 30, 2025
Commercial	$47	$6
Agricultural	156	339
Real estate – residential	-	1
Real estate – commercial	162	4
Equity lines of credit	7	10
Auto	2	4
Other	1	-
Total	$375	$364

Six months ended:

(in thousands)	June 30, 2026	June 30, 2025
Commercial	$49	$10
Agricultural	156	340
Real estate – residential	-	1
Real estate – commercial	162	4
Equity lines of credit	13	15
Auto	5	7
Other	2	1
Total	$387	$378

The following table presents the amortized cost basis of loans at June 30, 2026, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
($ in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$1,682	1.03%
Agricultural	350	0.21%
Real estate – commercial	538	0.33%
Total	$2,570	0.17%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2026:

Weighted-Average Term Extension (in months)
Commercial	5.1
Agricultural	3.0
Real estate – commercial	84.0
Total	21.3

The following table presents the amortized cost basis of loans at June 30, 2025, that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below. There were no loans modified during the three months ended  June 30, 2025, to borrowers experiencing financial difficulty.

	Term Extension
($ in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	7,186	6.30%
Real estate – commercial	772	0.11%
Total	$7,958	0.78%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of June 30, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.3
Real estate – commercial	3.0
Total	5.1

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The Company also monitors the performance of loans modified for borrowers experiencing financial difficulty to assess the effectiveness of its modification efforts. Loans with payment defaults by borrowers experiencing financial difficulty during the six months ended June 30, 2026, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of one commercial real estate loan totaling $71 thousand. All other loans modified for borrowers experiencing financial difficulty within the previous twelve months were performing in accordance with their modified terms. Loans with payment defaults by borrowers experiencing financial difficulty during the six months ended June 30, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of $7.0 million in agricultural loans.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Six Months Ended June 30, 2026:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$3,246	$3,973	$258	$10,605	$514	$502	$591	$270	$19,959
Charge-offs	(202)	(6)	-	-	-	(75)	(353)	(27)	(663)
Recoveries	52	-	-	-	-	-	177	15	244
Provision for (recovery of) credit losses	21	558	(42)	(204)	(154)	48	19	(46)	200
Ending balance	$3,117	$4,525	$216	$10,401	$360	$475	$434	$212	$19,740

Three Months Ended June 30, 2026:
Allowance for credit losses
Beginning balance	$3,154	$4,068	$237	$10,298	$358	$489	$491	$226	$19,321
Charge-offs	(102)	-	-	-	-	(75)	(124)	(20)	(321)
Recoveries	39	-	-	-	-	-	97	4	140
Provision for (recovery of) credit losses	26	457	(21)	103	2	61	(30)	2	600
Ending balance	$3,117	$4,525	$216	$10,401	$360	$475	$434	$212	$19,740

Six Months Ended June 30, 2025:
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(165)	(11)	-	-	-	-	(251)	(79)	(506)
Recoveries	10	-	2	-	-	-	349	8	369
Provision for (recovery of) credit losses	287	866	6	283	(121)	102	(358)	85	1,150
Ending balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209

Three Months Ended June 30, 2025:
Allowance for credit losses
Beginning balance	$1,286	$1,765	$111	$7,635	$792	$553	$1,083	$94	$13,319
Charge-offs	-	(11)	-	-	-	-	(131)	(52)	(194)
Recoveries	6	-	1	-	-	-	172	5	184
Provision for (recovery of) credit losses	105	903	(2)	107	(98)	9	(169)	45	900
Ending balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three and six months ended June 30, 2026 and 2025.

Three months ended:

(in thousands)	June 30, 2026	June 30, 2025
Beginning balance	$651	$620
Provision for credit losses	(1)	(40)
Ending balance	$650	$580

Six months ended:

(in thousands)	June 30, 2026	June 30, 2025
Beginning balance	$580	$620
Provision for credit losses	70	(40)
Ending balance	$650	$580

The following tables show an aging analysis of the loan portfolio by the time past due:

					Total
($ in thousands)			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
June 30, 2026	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$363	$-	$-	$1,255	$1,618	$161,344	$162,962
Agricultural	100	-	-	12,001	12,101	131,096	143,197
Real estate – residential	-	14	-	210	224	32,025	32,249
Real estate – commercial	373	-	-	6,694	7,067	1,020,825	1,027,892
Real estate - construction & land	-	-	1,623	46	1,669	46,443	48,112
Equity Lines of Credit	413	295	-	1,020	1,728	54,247	55,975
Auto	708	190	-	588	1,486	28,412	29,898
Other	164	5	-	36	205	15,440	15,645
Total	$2,121	$504	$1,623	$21,850	$26,098	$1,489,832	$1,515,930

					Total
($ in thousands)			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
December 31, 2025	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$2,809	$572	$-	$611	$3,992	$164,704	$168,696
Agricultural	395	-	-	10,509	10,904	146,864	157,768
Real estate – residential	15	-	-	215	230	32,912	33,142
Real estate - commercial	1,160	-	-	2,000	3,160	1,000,784	1,003,944
Real estate - construction & land	1,466	-	-	-	1,466	38,556	40,022
Equity Lines of Credit	835	191	-	988	2,014	52,580	54,594
Auto	943	159	-	745	1,847	38,173	40,020
Other	45	1	-	21	67	17,540	17,607
Total	$7,668	$923	$-	$15,089	$23,680	$1,492,113	$1,515,793

The following tables present the amortized cost basis of collateral dependent loans by class of loans at June 30, 2026:

					Commercial -1st	SFR-1st	SFR-2nd
($ in thousands)	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Other	Total

Commercial	$90	$-	$-	$-	$-	$151	$146	$593	$980
Agricultural	109	4,471	225	2,583	2,241	2,268	-	-	11,897
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	5,347	935	76	30	6,388
Equity Lines of Credit	-	-	-	-	-	263	288	-	551
Total	$199	$4,471	$225	$2,583	$7,588	$3,762	$510	$623	$19,961

The following tables present the amortized cost basis of collateral dependent loans by class of loans at December 31, 2025:

					Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
($ in thousands)	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$111	$-	$-	$-	$-	$161	$-	$-	$272
Agricultural	-	4,873	225	2,749	2,241	311	-	-	10,399
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	1,399	245	112	37	1,793
Equity Lines of Credit	-	-	-	-	-		398	-	398
Total	$111	$4,873	$225	$2,749	$3,640	$862	$510	$37	$13,007

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. Other real estate owned totaled $135,000 at  June 30, 2026 and consisted of one single family residential real estate (SFR) property, compared to $226,000 at  December 31, 2025, which consisted of two SFR properties. During the three and six months ended June 30, 2026, the Company sold one property, recognizing a gain of $104,000.

There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property for which formal foreclosure proceedings were in process at June 30, 2026. There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property for which formal foreclosure proceedings were in process at December 31, 2025.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $254 million and $247 million at  June 30, 2026 and  December 31, 2025, respectively

Of the loan commitments outstanding at June 30, 2026, $38 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at June 30, 2026 and December 31, 2025 totaled $650 thousand and $580 thousand, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Stand-by letters of credit totaled $7.5 million and $1.6 million on June 30, 2026 and December 31, 2025, respectively.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net Income:
Net income	$9,959	$6,321	$19,722	$13,501
Earnings Per Share:
Basic earnings per share	$1.43	$1.07	$2.83	$2.28
Diluted earnings per share	$1.41	$1.05	$2.79	$2.25
Weighted Average Number of Shares Outstanding:
Basic shares	6,966	5,929	6,975	5,920
Effect of dilutive stock options and restricted stock	92	77	94	86
Diluted shares	7,058	6,006	7,069	6,006

Stock options and RSUs having an antidilutive effect during the three and six months ended June 30, 2026 totaled 4,120 and 15,083, respectively.  There were no stock options or RSUs having an antidilutive effect during the three and six months ended June 30, 2025.

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

In May 2013, the Company established the 2013 Stock Option Plan (the "2013 Plan") for which 35,292 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan no further options may be issued under the 2013 Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

Options granted during the six months ended June 30, 2026 consisted of 80,500 options granted under the 2022 Plan. No stock options were granted during the six months ended June 30, 2025. The fair value of each option granted in 2026 was estimated on the date of grant using the following assumptions.

2026
Weighted-average expected life of stock options (in years)	6.0
Weighted-average risk free interest rate	3.98%
Weighted-average annualized volatility	35.8%
Weighted-average dividend yields	2.60%
Weighted-average fair value of options granted during the six months ended June 30, 2026	$16.03

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	131,847	$22.58
Options exercised	(45,505)	22.64
Options cancelled	(3,200)	22.19
Options outstanding at December 31, 2025	83,142	$22.56
Options cancelled	(2,400)	$24.40
Options exercised	(47,450)	23.24
Options outstanding at June 30, 2026	33,292	$21.45	1.3	$1,231,471
Options exercisable at June 30, 2026	33,292	$21.45	1.3	$1,231,471

A summary of options activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	210,200	$32.55
Options granted	30,803	31.09
Options cancelled	(21,980)	32.41
Options exercised	(5,100)	31.36
Options outstanding at December 31, 2025	213,923	$32.38
Options granted	80,500	50.30
Options cancelled	(2,920)	39.63
Options exercised	(15,097)	31.63
Options outstanding at June 30, 2026	276,406	$37.56	7.4	$5,770,219
Options exercisable at June 30, 2026	109,346	$32.00	6.5	$2,891,012
Options expected to vest after June 30, 2026	167,780	$41.17	8.1	$2,572,607

As of June 30, 2026, there was $1.8 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 2.4 years.  There were no unrecognized costs remaining under the 2013 plan as of June 30, 2026.

Information related to the stock options plans during the three months ended June 30, 2026 and 2025

	2026	2025
Fair value of options vested	$-	$-
Intrinsic value of options exercised	$101,000	$243,000
Cash received from option exercises	$101,000	$254,000
Tax benefit from option exercises	$-	$2,000
Compensation cost	$150,000	$96,000
Tax benefit associated with compensation cost	$8,000	$5,000

Information related to the stock options plans during the six months ended  June 30, 2026 and 2025

	2026	2025
Fair value of options vested	$173,000	$193,000
Intrinsic value of options exercised	$1,525,000	$614,000
Cash received from option exercises	$1,489,000	$583,000
Tax benefit from option exercises	$220,000	$19,000
Compensation cost	$251,000	$163,000
Tax benefit associated with compensation cost	$14,000	$9,000

During the six months ended June 30, 2026, the Company granted 35,400 restricted stock units with a weighted-average fair value of $47.07 per share and a weighted-average vesting period of 3 years. Compensation costs related to these units during the three months ended   June 30, 2026 and 2025, were $57,000 and $0 respectively. Compensation costs related to these units during the six months ended   June 30, 2026 and 2025, were $76,000 and $14,000 respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the six months ended June 30, 2026 and 2025.

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2026 follows:

($ in thousands)		Fair Value Measurements at June 30, 2026, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,496,190	$-	$-	$1,446,845	$1,446,845
Financial liabilities:
Time deposits	242,305	-	237,037	-	237,037
Repurchase agreements	59,217	-	59,217	-	59,217
Borrowings	16,033	-	15,788	-	15,788

The carrying amounts and estimated fair values of financial instruments, at December 31, 2025 follows:

($ in thousands)		Fair Value Measurements at December 31, 2025, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,495,834	$-	$-	$1,494,830	$1,494,830
Financial liabilities:
Time deposits	210,729	-	209,147	-	209,147
Repurchase agreements	97,855	-	97,855	-	97,855
Borrowings	21,013	-	20,599	-	20,599

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at June 30, 2026 are summarized below, in thousands:

		Fair Value Measurements at
		June 30, 2026 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$234,965	$-	$234,965	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	142,106	-	142,106	-
Obligations of states and political subdivisions	88,920	-	88,920	-
	$465,991	$-	$465,991	$-

Assets and liabilities measured at fair value on a recurring basis at December 31, 2025 are summarized below:

		Fair Value Measurements at
($ in thousands)		December 31, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$253,165	$-	$253,165	$-
U.S. Government-agencies collateralized by mortgage obligations - commercial	134,764	-	134,764	-
Obligations of states and political subdivisions	88,666	-	88,666	-
	$476,595	$-	$476,595	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at June 30, 2026 are summarized below:

		Fair Value Measurements at
		June 30, 2026 Using
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Six Months Ended June 30, 2026

Assets:
Collateral-dependent loans
Commercial	$-	$-	$-	$-	$221
Agricultural	743	-	-	743	613
Total	$743	$-	$-	$743	$834

Other Real Estate Owned:
Equity lines of credit	$135	$-	$-	$135	$-

Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2025 are summarized below:

		Fair Value Measurements at
		December 31, 2025 Using
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Six Months Ended June 30, 2025
Assets:
Collateral-dependent loans
Commercial	$84	$-	$-	$84	$-
Agricultural	1,904	-	-	1,904	931
Total	$1,988	$-	$-	$1,988	$931

Other Real Estate Owned:
RE – Residential	91	-	-	91	-
Equity lines of credit	135			135	-
Total	$226	$-	$-	$226	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges recognized during the three months and six months ended June 30, 2026, related to the above collateral dependent loans, totaled $389 thousand and $834 thousand, respectively, and were recorded through the allowance for credit losses. Impairment charges recognized during the three and six months ended June 30, 2025 totaled $931 thousand. The collateral-dependent loans at June 30, 2026, consists of eight loans which had been allocated specific credit reserves. The collateral-dependent loans at  December 31, 2025, consist of nine loans which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

($ in thousands)					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	6/30/2026	12/31/2025	Technique	Significant Unobservable Input	6/30/2026	12/31/2025
Collateral-dependent loans:
Commercial	$-	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	100% (100%)	14% - 100% (45%)
Agricultural	743	1,904	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	18% - 100% (73%)	2% - 100% (43%)
Total	$743	$1,988

Other Real Estate:
RE – Residential	$-	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	-	60%
Equity lines of credit	135	135	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	10%
	$135	$226

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the three and six months ended June 30, 2025 and June 30, 2026 were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
($ in thousands)	on AFS Securities	Loss, net of tax
Beginning Balance, April 1, 2025	$(30,184)	$(21,262)
Current quarter-to-date other comprehensive income	829	584
Ending balance, June 30, 2025	$(29,355)	$(20,678)

Beginning Balance, April 1, 2026	$(18,618)	$(13,114)
Current quarter-to-date other comprehensive income	(665)	(468)
Ending balance, June 30, 2026	$(19,283)	$(13,582)

	Unrealized	Accumulated
	Losses	Comprehensive
($ in thousands)	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	6,343	4,467
Ending balance, June 30, 2025	$(29,355)	$(20,678)

Beginning Balance, January 1, 2026	$(14,895)	$(10,491)
Current year-to-date other comprehensive income	(4,388)	(3,091)
Ending balance, June 30, 2026	$(19,283)	$(13,582)

There were no reclassifications out of accumulated other comprehensive loss during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized a $3 thousand gain on the sale of investment securities that was reclassified from accumulated other comprehensive loss to earnings, with an associated tax effect of $1 thousand, resulting in a net reclassification of $2 thousand.

11. BUSINESS COMBINATIONS - ACQUISITION OF CORNERSTONE COMMUNITY BANCORP

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

The following unaudited pro forma financial information presents the combined results of Plumas Bancorp and Cornerstone as if the acquisition had occurred on January 1, 2025, in thousands.  Acquisition expenses totaling $681 thousand and $1.3 million, net of tax, are included in net income for the three and six months ended June 30, 2025, respectively. These results are not necessarily indicative of future performance.

Period Ended	Net Interest Income	Net Income
Three Months Ended June 30, 2026	$24,997	$9,289
Six Months Ended June 30, 2026	49,915	18,896
Three Months Ended June 30, 2025	23,889	4,248
Six Months Ended June 30, 2025	48,469	9,368

Pro Forma Adjustments Included for the Six Months Ended June 30, 2025:

●	Amortization of acquired intangibles	$1,127
●	Accretion of discount on loans	$1,100
●	Accretion of premium on time deposits acquired	$655
●	Amortization of discount on subordinated debentures	$142
●	Income tax benefit of adjustments	$144

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of June 30, 2026 and December 31, 2025 and for the six and three-month periods ended June 30, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2025.

Plumas Bancorp trades on The NASDAQ Capital Market under the ticker symbol “PLBC”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of the Company’s significant accounting policies and critical accounting estimates.

Allowance for Credit Losses

During the second quarter of 2026, the Company completed its annual review of the allowance for credit losses methodology and refined certain assumptions and model inputs used in estimating expected credit losses within its existing CECL framework. The refinements included updates to the reasonable and supportable forecast period, which was extended from four quarters to eight quarters, and certain model inputs. These refinements were implemented through the Company's regular model governance and review process and reflect management's current assessment of portfolio dynamics and the period over which forecast information is considered sufficiently reliable for estimating expected credit losses.

BUSINESS COMBINATIONS - ACQUISITION OF CORNERSTONE COMMUNITY BANCORP

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

In connection with the acquisition of Cornerstone, the Company assumed $12 million of subordinated debentures, including $2 million of 4.75% Fixed‑to‑Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The remaining subordinated notes were called in 2025 and are no longer outstanding. Interest expense recognized on the subordinated notes for the six months ended June 30, 2026, was $97 thousand.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED June 30, 2026

Net Income. The Company recorded net income of $9.9 million or $1.43 per share during the current quarter, an increase of $3.6 million from $6.3 million or $1.07 per share during the second quarter of 2025.  Diluted earnings per share increased to $1.41 per share during the three months ended June 30, 2026 up from $1.05 per share during the quarter ended June 30, 2025. Return on average assets was 1.79% during the current quarter, up from 1.56% during the second quarter of 2025. Return on average equity increased to 15.0% for the three months ended June 30, 2026, up from 13.4% during the second quarter of 2025.

Net interest income increased by $7.8 million from $18.2 million during the three months ended June 30, 2025, to $26 million during the current quarter. The provision for credit losses decreased from $860 thousand during the second quarter of 2025 to $600 thousand during the current quarter. Non-interest income increased by $390 thousand from $2.4 million during the three months ended June 30, 2025 to $2.8 million during the second quarter of 2026. Non-interest expense increased by $3.5 million from $11.0 million during the second quarter of 2025 to $14.5 million during the current quarter. The provision for income taxes increased by $1.3 million from $2.4 million, during the three months ended June 30, 2025 to $3.7 million during the current quarter. The average effective tax rate was 27.1% in both periods.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses.  Driven primarily by growth in the loan portfolio mostly related to the acquisition of Cornerstone, net interest income increased by $7.8 million from $18.2 million during the three months ended June 30, 2025, to $26.0 million for the three months ended June 30, 2026. The increase in net interest income includes an increase of $9.7 million in interest income partially offset by an increase of $1.9 million in interest expense.

Interest and fees on loans increased by $9.2 million to $24.8 million related to an increase in average balance and an increase in yield. Average loan balances increased by $484 million, while the average yield on these loans increased by 47 basis points from 6.14% during the second quarter of 2025 to 6.61% during the current quarter. The increase in yield relates to several factors including the accretion of discount on purchased loans, the repricing of a portion of our commercial real estate loans most of which reprice every five years from the date of origination, the reversal of $344 thousand in accrued interest on a large loan relationship during the second quarter of 2025 and growth in fixed rate SBA loans which totaled $123 million at June 30, 2026, and $75 million at June 30, 2025.  The weighted average rate earned on this portfolio at June 30, 2026, was 8.1%.

The accretion of discounts on loans acquired from Cornerstone totaled $1.3 million during the quarter an increase of $800 thousand from $500 thousand during the first quarter of 2026. The increase in accretion during the current quarter relates to an increase in prepayments on this portfolio. Partially offsetting the discount accretion was the reversal of approximately $375 thousand in interest on loans placed on nonaccrual during the current quarter. The average prime interest rate decreased from 7.5% during the second quarter of 2025 to 6.75% during the current quarter. Approximately 15% of the Company's loans are tied to the prime interest rate and most of these reprice within one to three months of a change in prime.

Interest earned on investment securities increased by $484 thousand related to an increase in yield on investment securities of 21 basis points to 4.29% and an increase in average balance of $24 million. The increase in investment yields is consistent with the partial restructuring of the investment portfolio during the fourth quarter of 2025 and market conditions. Average investment securities increased from $442 million during the three months ended June 30, 2025 to $466 million during the current period.

Interest earned on cash balances increased by $78 thousand related to an increase in average balance of $17 million partially offset by a decrease in average rate paid on cash balances of 73 basis points from 4.47% during the second quarter of 2025 to 3.74% during the current quarter. This decline in yield was mostly related to a decline in rate paid on balances held at the Federal Reserve Bank of San Francisco (FRB). The average rate earned on FRB balances decreased from 4.40% during the second quarter of 2025 to 3.65% during the current quarter.

Interest expense on deposits increased by $1.6 million and is broken down by product type as follows: money market accounts - $844 thousand, savings deposits - $29 thousand and time deposits - $747 thousand. The increase in interest expense primarily relates to the growth in money market and time deposits related to the acquisition of Cornerstone. The average rate paid on interest-bearing deposits increased from 1.30% during the second quarter of 2025 to 1.59% during the current quarter and relates to an increase in the percentage of average money market and time deposits to average interest bearing deposits from 58% during the second quarter of 2025 to 68% during the current quarter as well as an increase in the average rate paid on these deposits.

The average rate paid on interest bearing liabilities increased from 1.33% during the 2025 quarter to 1.62% in 2026 related to the increase in the cost of interest-bearing deposits and repurchase agreements. The average rate paid on repurchase agreements increased from 0.46% during the second quarter of 2025 to 1.48% during the current quarter. This increase is related to higher rate repurchase agreements acquired in the acquisition of Cornerstone.

Net interest margin for the three months ended June 30, 2026, increased 30 basis points to 5.13%, up from 4.83% for the same period in 2025.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,504,438	$24,777	6.61%	$1,020,004	$15,612	6.14%
Taxable investment securities	390,618	4,329	4.45%	369,624	3,913	4.25%
Non-taxable investment securities (1)	75,412	659	3.51%	72,719	591	3.26%
Interest-bearing deposits	63,781	595	3.74%	46,368	517	4.47%
Total interest-earning assets	2,034,249	30,360	5.99%	1,508,715	20,633	5.48%
Cash and due from banks	34,281			26,880
Other assets	163,174			87,117
Total assets	$2,231,704			$1,622,712

Interest-bearing liabilities:
Money market deposits	$457,580	2,127	1.86%	$287,707	$1,283	1.79%
Savings deposits	308,364	286	0.37%	298,989	257	0.34%
Time deposits	221,275	1,491	2.70%	118,057	744	2.53%
Total interest-bearing deposits	987,219	3,904	1.59%	704,753	2,284	1.30%
Other borrowings	16,027	176	4.40%	15,000	146	3.90%
Repurchase agreements & other	74,023	273	1.48%	17,265	20	0.46%
Total interest-bearing liabilities	1,077,269	4,353	1.62%	737,018	2,450	1.33%
Non-interest-bearing deposits	842,509			659,554
Other liabilities	44,920			37,112
Shareholders' equity	267,006			189,028
Total liabilities & equity	$2,231,704			$1,622,712
Cost of funding interest-earning assets (4)			0.86%			0.65%
Net interest income and margin (5)		$26,007	5.13%		$18,183	4.83%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.2 million for 2026 and $4.1 million for 2025 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the three-month period ended June 30, 2026 and 2025 were $226 thousand and $196 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended June 30, 2026, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2026 over 2025 change in net interest income
	for the three months ended June 30,
($ in thousands)	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$7,415	$1,187	$563	$9,165
Taxable investment securities	222	183	11	416
Non-taxable investment securities	22	44	2	68
Interest-bearing deposits	194	(84)	(32)	78
Total interest income	7,853	1,330	544	9,727
Interest-bearing liabilities:
Money market deposits	758	54	32	844
Savings deposits	8	20	1	29
Time deposits	650	52	45	747
Other borrowings	10	19	1	30
Repurchase agreements & other	66	44	143	253
Total interest expense	1,492	189	222	1,903
Net interest income	$6,361	$1,141	$322	$7,824

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the three months ended June 30, 2026, the provision for credit losses totaled $600 thousand consisting of a provision for credit losses on loans of $601 thousand and a decrease in the reserve for unfunded commitments of $1 thousand. This compares to a provision for credit losses of $1.1 million consisting of a provision for credit losses on loans of $1.1 million and a decrease in the reserve for unfunded commitments of $40 thousand during the six months ended June 30, 2025.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the three months ended June 30, 2026, non-interest income totaled $2.8 million, an increase of $390 thousand from the three months ended June 30, 2025. Significant increases in non-interest income during the current quarter were $168 thousand in earnings on Bank Owned Life Insurance (BOLI) and $97 thousand in interchange income.  Each of these items benefited from the acquisition of Cornerstone.  Additionally, during the current period non-interest income included a gain of $104 thousand on sale of an OREO property.

The following table describes the components of non-interest income for the three-month periods ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Interchange revenue	$881	$784	$97	12.4%
Service charges on deposit accounts	813	781	32	4.1%
Earnings on life insurance policies	276	108	168	155.6%
Loan servicing fees	150	148	2	1.4%
FHLB Dividends	104	135	(31)	(23.0)%
Other	527	405	122	30.1%
Total non-interest income	$2,751	$2,361	$390	16.5%

Non-interest expense. During the three months ended June 30, 2026, total non-interest expense increased by $3.5 million from $11.0 million during the second quarter of 2025 to $14.5 million during the current quarter.  Much of this increase was driven by the acquisition of Cornerstone. Salary and benefit expense increased by $2.0 million which includes an increase in salary expense of $1.2 million primarily related to an increase in Full-Time Equivalent (FTE) employees of 56 to 238 FTE at June 30, 2026 and to a much lesser extent merit and promotional increases. Primarily related to an increase in pre-tax income, bonus expense increased by $315 thousand.

Occupancy and equipment expense increased by $598 thousand from $2.0 million during the second quarter of 2025 to $2.6 million during the current quarter, primarily related to the acquisition of Cornerstone and to a lesser extent the sales/leaseback completed during the fourth quarter of 2025. Amortization of Core Deposit Intangible increased by $522 thousand related to the acquisition of Cornerstone.   The largest reduction in non-interest expense was $481 thousand in merger expenses incurred during the second quarter of 2025.

The following table describes the components of non-interest expense for the three-month periods ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Salaries and employee benefits	$7,520	$5,553	$1,967	35.4%
Occupancy and equipment	2,648	2,050	598	29.2%
Outside service fees	1,499	1,160	339	29.2%
Amortization of Core Deposit Intangible	566	44	522	1186.4%
Professional fees	399	219	180	82.2%
Advertising and shareholder relations	374	273	101	37.0%
Armored car and courier	283	224	59	26.3%
Business development	250	188	62	33.0%
Deposit insurance	247	180	67	37.2%
Director compensation and expense	209	155	54	34.8%
Telephone and data communication	146	124	22	17.7%
Loan collection expenses	136	51	85	166.7%
Merger and acquisition expenses	-	481	(481)	(100.0)%
Other	227	310	(83)	(26.8)%
Total non-interest expense	$14,504	$11,012	$3,492	31.7%

Provision for income taxes. The provision for income taxes increased by $1.3 million from $2.4 million, during the three months ended June 30, 2025 to $3.7 million during the current quarter. The average effective tax rate was 27.1% in both periods. The percentages for 2026 and 2025 differ from statutory rates as tax exempt items of income such as earnings on BOLI and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the 2025 quarter effectively increase taxable income.

RESULTS OF OPERATIONS FOR THE six MONTHS ENDED June 30, 2026

Net Income. The Company recorded net income of $19.7 million or $2.83 per share during the current six-month period, an increase of $6.2 million from $13.5 million or $2.28 per share earned during the six months ended June 30, 2025. Earnings per diluted share increased to $2.79 during the six months ended June 30, 2026, up $0.54 from $2.25 during the first six months of 2025. Return on average assets was 1.79% during the six months ended June 30, 2026, up from 1.67% during the first half of 2025.  Return on average equity increased to 14.9% for the six months ended June 30, 2026, up from 14.7% during the first half of 2025.

Net interest income increased by $14.4 million from $36.7 million during the six months ended June 30, 2025, to $51.1 million during the current period. The provision for credit losses decreased from $1.1 million during the first half of 2025 to $270 thousand during the current period. Non-interest income increased by $174 thousand from $5.6 million during the six months ended June 30, 2025 to $5.7 million during the first half of 2026. Non-interest expense increased by $7.3 million from $22.5 million during the first half of 2025 to $29.8 million during the current period. The provision for income taxes increased by $1.9 million from $5.2 million, or 27.8% of pre-tax income, during the six months ended June 30, 2025 to $7.1 million, or 26.5% of pre-tax income, during the current period.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income for the six months ended June 30, 2026 was $51.1 million, an increase of $14.4 million from the $36.7 million earned during the same period in 2025. The increase in net interest income includes an increase of $18.5 million in interest income partially offset by an increase of $4.1 million in interest expense.

Interest and fees on loans increased by $17.7 million related to increases in average balance and yield. The average balance of loans during the six months ended June 30, 2026 was $1.5 billion, an increase of $490 million from $1.0 billion during the same period in 2025. The average yield on loans increased by 38 basis points from 6.15% during the first six months of 2025 to 6.53% during the current period. Included in interest and fees on loans for the six months ended June 30, 2026 was $1.8 million of discount accretion related to loans acquired in the Cornerstone acquisition. As the acquisition closed on July 1, 2025, no comparable accretion income was recognized during the first six months of 2025.

Interest on investment securities increased by $973 thousand related to an increase in yield of 18 basis points to 4.28% and an increase in average balance of $27 million to $470 million. The increase in investment yield is consistent with the partial restructuring of the investment portfolio during the fourth quarter of 2025 and market conditions.

Interest on cash balances declined by $195 thousand related to a decline in yield. The rate earned on cash balances declined by 73 basis points to 3.77%. The average balance in interest bearing cash remained unchanged at $53.8 million.

Primarily related to an increase in balance and rate paid on deposits and repurchase agreements, interest expense increased from $4.5 million during the six months ended June 30, 2025 to $8.6 million during the current period. The average rate paid on interest bearing liabilities increased from 1.24% during the 2025 period to 1.61% in 2026.

Interest expense on deposits increased by $3.3 million and is broken down by product type as follows: money market accounts - $1.6 million, savings deposits - $100 thousand and time deposits - $1.6 million. The average rate paid on interest-bearing deposits increased from 1.21% during the six months ended June 30, 2025 to 1.55% during the current period. Average interest-bearing deposits totaled $972 million during the first half of 2026, an increase of $274 million from $698 million during the first half of 2025.

Interest expense on repurchase agreements increased by $683 thousand related to an increase in average balance of $67.7 million and an increase in rate paid of 1.33%.

Net interest margin for the six months ending June 30, 2026 increased 19 basis points to 5.08%, up from 4.89% for the same period in 2025.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,505,631	$48,734	6.53%	$1,016,008	$31,008	6.15%
Taxable investment securities	394,397	8,672	4.43%	369,376	7,840	4.28%
Non-taxable investment securities (1)	76,056	1,315	3.49%	73,795	1,174	3.21%
Interest-bearing deposits	53,834	1,006	3.77%	53,845	1,201	4.50%
Total interest-earning assets	2,029,918	59,727	5.93%	1,513,024	41,223	5.49%
Cash and due from banks	33,663			26,679
Other assets	164,290			86,732
Total assets	$2,227,871			$1,626,435

Interest-bearing liabilities:
Money market deposits	$445,224	4,003	1.81%	$283,469	$2,429	1.73%
Savings deposits	310,415	563	0.37%	311,151	463	0.30%
Time interest-bearing deposits	215,912	2,925	2.73%	103,304	1,288	2.51%
Total deposits	971,551	7,491	1.55%	697,924	4,180	1.21%
Other borrowings	16,583	375	4.56%	15,000	290	3.90%
Repurchase agreements & other	86,946	715	1.66%	19,216	31	0.33%
Total interest-bearing liabilities	1,075,080	8,581	1.61%	732,140	4,501	1.24%
Non-interest-bearing deposits	840,276			670,961
Other liabilities	45,895			37,602
Shareholders' equity	266,620			185,732
Total liabilities & equity	$2,227,871			$1,626,435
Cost of funding interest-earning assets (4)			0.85%			0.60%
Net interest income and margin (5)		$51,146	5.08%		$36,722	4.89%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $14.4 million for 2026 and $3.9 million for 2025 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the six-month period ended June 30, 2026 and 2025 were $518 thousand and $471 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the six-months ended June 30, 2026, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2026 over 2025 change in net interest income
	for the six months ended June 30,
($ in thousands)	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$14,943	$1,878	$905	$17,726
Taxable investment securities	531	282	19	832
Non-taxable investment securities	36	102	3	141
Interest-bearing deposits	0	(195)	0	(195)
Total interest income	15,510	2,067	927	18,504
Interest-bearing liabilities:
Money market deposits	1,386	120	68	1,574
Savings deposits	(1)	101	0	100
Time deposits	1,404	111	122	1,637
Other borrowings	31	49	5	85
Repurchase agreements & other	109	127	448	684
Total interest expense	2,929	508	643	4,080
Net interest income	$12,581	$1,559	$284	$14,424

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first half of 2026 the provision for credit losses totaled $270 thousand consisting of a provision for credit losses on loans of $200 thousand and an increase in the reserve for unfunded commitments of $70 thousand. This compares to a provision for credit losses of $1.1 million consisting of a provision for credit losses on loans of $1.1 million and a decrease in the reserve for unfunded commitments of $40 thousand during the six months ended June 30, 2025.  See “Analysis of Asset Quality and Allowance for Loan Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the six months ended June 30, 2026, non-interest income totaled $5.7 million, an increase of $174 thousand from the six months ended June 30, 2025. Significant increases in non-interest income during the current period were $278 thousand in FHLB dividends, $327 thousand in earnings on BOLI and $238 thousand in interchange income.  Each of these items benefited from the acquisition of Cornerstone.  Additionally, the FHLB paid a special dividend of $252 thousand during the first quarter of 2026. These increases were mostly offset by a $1.1 million settlement related to the Dixie Fire during the first quarter of 2025.

The following table describes the components of non-interest income for the six-month periods ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Interchange revenue	$1,712	$1,486	226	15.2%
Service charges on deposit accounts	1,598	1,474	$124	8.4%
FHLB Dividends	550	272	278	102.2%
Earnings on life insurance policies	544	217	327	150.7%
Loan servicing fees	332	334	(2)	(0.6)%
Loss on sale of investment securities	-	3	(3)	(100.0)%
Other	1,012	1,788	(776)	(43.4)%
Total non-interest income	$5,748	$5,574	$174	3.1%

Non-interest expense. Primarily driven by the acquisition of Cornerstone, non-interest expense increased by $7.3 million from $22.5 million during the first half of 2025 to $29.8 million during the current period. The four largest increases were $3.8 million in salary and benefit expense, $1.3 million in occupancy and equipment expense, $1.1 million in amortization of core deposit intangible and $637 thousand in other.

Salary and benefit expense totaled $15.3 million during the current six month period and $11.4 million during the six months ended June 30, 2025. Salary expense increased by $2.1 million, mostly related to an increase in FTE. Related to an increase in pre-tax income, bonus expense increased by $595 thousand. Other significant increases in salary and benefit expense include $316 thousand in payroll taxes and $226 thousand in insurance expense.

Primarily related to the acquisition of Cornerstone and to a lesser extent the sales/leaseback completed during the fourth quarter of 2025, occupancy and equipment expenses increased by $1.2 million from $4.1 million during the first six months of 2025 to $5.3 million during the current period. Amortization of Core Deposit Intangible increased by $1.1 million related to the acquisition of Cornerstone.  Other expense increased by $637 thousand related to a $726 thousand loss associated with two fraudulent wire transfers during the first quarter of 2026.  The largest reduction in non-interest expense was $1.1 million in merger expenses incurred during the first half of 2025.

The following table describes the components of non-interest expense for the six-month periods ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Salaries and employee benefits	$15,250	$11,433	$3,817	33.4%
Occupancy and equipment	5,322	4,064	1,258	31.0%
Outside service fees	2,956	2,424	532	21.9%
Amortization of Core Deposit Intangible	1,147	87	1,060	1218.4%
Professional fees	751	448	303	67.6%
Merger and acquisition expenses	-	1,050	(1,050)	(100.0)%
Advertising and shareholder relations	665	535	130	24.3%
Armored car and courier	546	441	105	23.8%
Deposit insurance	495	362	133	36.7%
Business development	455	355	100	28.2%
Director compensation and expense	384	321	63	19.6%
Loan collection expenses	355	122	233	191.0%
Telephone and data communication	291	298	(7)	(2.3)%
Other	1,174	537	637	118.6%
Total non-interest expense	$29,791	$22,477	$7,314	32.5%

Provision for income taxes. The provision for income taxes increased by $1.9 million from $5.2 million, or 27.8% of pre-tax income, during the six months ended June 30, 2025 to $7.1 million, or 26.5% of pre-tax income, during the current period. The percentages for 2026 and 2025 differ from statutory rates as tax exempt items of income such as earnings on BOLI and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the 2025 period effectively increase taxable income.

FINANCIAL CONDITION

Total assets were $2.3 billion on June 30, 2026, an increase of $39 million from December 31, 2025. The largest component of this increase was $55 million in cash and cash equivalents.  The largest decline was $11 million in investment securities.   Total liabilities increased by $28 million related to an increase of $76 million in deposits partially offset by a decline of $39 million in repurchase agreements and $7 million in all other liabilities. Total shareholders' equity increased by $11 million.

Loan Portfolio. Gross loans totaled $1.5 billion on June 30, 2026, and December 31, 2025. Increases of $23 million in commercial real estate loans, $9 million in construction loans and $1 million in equity lines of credit were offset by declines of $15 million in agricultural loans, $10 million in automobile loans, $6 million in commercial loans, and $2 million in other loans.  Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 we terminated our indirect automobile loan program. Ending this program, which was our lowest yielding loan segment, also improved our loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved our consumer compliance risk profile.

As shown in the following table, the Company's largest lending categories are commercial real estate loans, commercial loans, agricultural loans, and equity lines of credits.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
($ in thousands)	of Period	Total Loans	of Period	Total Loans
	06/30/2026	06/30/2026	12/31/2025	12/31/2025
Commercial	$162,128	10.7%	$167,851	11.1%
Agricultural	142,940	9.5%	157,526	10.4%
Real estate – residential	32,223	2.1%	33,116	2.2%
Real estate – commercial	1,026,049	67.9%	1,002,627	66.3%
Real estate – construction and land development	48,672	3.2%	40,168	2.7%
Equity Lines of Credit	54,993	3.6%	53,647	3.5%
Auto	29,616	2.0%	39,595	2.6%
Other	15,552	1.0%	17,526	1.2%
Total Gross Loans	$1,512,173	100%	$1,512,056	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 84% of the total loan portfolio at June 30, 2026. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta, Sutter and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 68% of the lending portfolio at June 30, 2026. CRE loans were 44% owner-occupied, 43% investor-owned, and 13% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 14% Office, 13% Mixed Commercial Real Estate, 13% Retail, 11% Hospitality, 9% Industrial, 8% Gas Stations, 6% Residential, 5% Special Purpose, and 5% Medical Buildings, with all remaining concentrations below 5%.  There were no rent-controlled properties within the multi-family category. Office facilities are typically small and located in more rural areas. 22% of CRE loans were located in northern Nevada and 54% were located in northern California. Non-accrual loans totaled $21.9 million at June 30, 2026, of which approximately 32% were CRE. Substandard loans totaled $42.8 million at June 30, 2026, of which approximately 32% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. On June 30, 2026, and December 31, 2025, approximately 79% and 80%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 20% of the Company’s variable rate loan portfolio on June 30, 2026; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 77% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer, Chief Banking Officer, Regional President and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

The Allowance for Credit Loss (ACL) is established as management’s estimate of expected credit losses inherent in the Company’s lending activities; it is increased by the provision for credit losses and decreased by net charge-offs. The ACL is evaluated quarterly by management based on periodic reviews of the collectability of the Company's loans and current economic conditions. The ACL represents the portion of a loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s remaining contractual life, adjusted for expected prepayments and curtailments. To estimate the collective ACL, the Company utilizes the Discounted Cash Flow (DCF) methodology.  This method uses loan level repayment terms to determine expected cash flows which are then discounted by various assumptions such as prepayment or curtailment rates, Probability of Default (PD) and Loss Given Default (LGD) rates.

The Company incorporates forward-looking information using macroeconomic forecast data obtained from publicly available sources, including variables considered key drivers of changes in credit losses. The Company applies a reasonable and supportable forecast period, followed by a reversion to historical loss information.

In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. Loans that do not share similar risk characteristics are generally evaluated individually. Nonaccrual loans are generally individually evaluated. Loans for which borrowers are experiencing financial difficulty may require evaluation of the source of repayment to determine whether such loans should be categorized as collateral dependent.

The PD is determined by reviewing loans with similar risk characteristics that are combined into loan pools and statistically correlated with historical credit losses, defaults, and various economic metrics, including California unemployment rates, California housing prices, and California gross domestic product. Pool balances identified as having a probability of default are then adjusted for expected loss given default. The Company utilizes the Frye Jacobs Index as a basis for LGD. Model forecasts may be adjusted for inherent limitations or biases identified through independent validation and annual back-testing of model performance to actual realized results.

The Company considers the impact of portfolio concentrations, changes in underwriting practices, and other risk factors that may influence its loss estimation process.

The following table provides certain information for the dates indicated with respect to the Company's allowance for credit losses as well as charge-off and recovery activity.

	For the Six Months Ended		For the Year Ended
($ in thousands)	June 30,		December 31,
	2026	2025	2025	2024	2023
Balance at beginning of period	$19,959	$13,196	$13,196	$12,867	$10,717
Initial allowance on acquired PCD loans	-	-	315	-	529
Adjusted balance	19,959	13,196	13,511	12,867	11,246
Charge-offs:
Commercial	202	165	355	302	123
Agricultural	6	11	11	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	75	-	66	-	-
Auto	353	251	528	1,643	1,550
Other	27	79	135	94	129
Total charge-offs	663	506	1,095	2,039	1,802
Recoveries:
Commercial	52	10	38	25	44
Agricultural	-	-	-	-	-
Real estate – residential	-	2	49	4	3
Real estate – commercial	-	-	7	1	1
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	177	349	544	928	746
Other	15	8	15	35	54
Total recoveries	244	369	653	993	848
Net charge-offs	419	137	442	1,046	954
Provision for credit losses - loans	200	1,150	6,890	1,375	2,575
Balance at end of period	$19,740	$14,209	$19,959	$13,196	$12,867
Net charge-offs during the period to average loans (annualized for the six-month periods)	0.06%	0.03%	0.11%	0.11%	0.10%
Allowance for credit losses to total loans	1.30%	1.39%	1.30%	1.30%	1.34%

The following table provides a breakdown of the allowance for credit losses at June 30, 2026, and December 31, 2025:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
(dollars in thousands)	of Period	Total Loans	of Period	Total Loans
	6/30/2026	6/30/2026	12/31/2025	12/31/2025
Commercial	$3,117	10.7%	$3,246	11.1%
Agricultural	4,525	9.5%	3,973	10.4%
Real estate – residential	216	2.1%	258	2.2%
Real estate – commercial	10,400	67.9%	10,605	66.3%
Real estate – construction and land development	360	3.2%	514	2.7%
Equity Lines of Credit	475	3.6%	502	3.5%
Auto	434	2.0%	591	2.6%
Other	213	1.0%	270	1.2%
Total	$19,740	100%	$19,959	100%

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	June 30,	At December 31,
($ in thousands)	2026	2025	2024	2023

Nonaccrual loans	$21,850	$15,089	$4,105	$4,820
Loans past due 90 days or more and still accruing	1,623	-	-	-
Total nonperforming loans	23,473	15,089	4,105	4,820
Other real estate owned	135	226	91	357
Other vehicles owned	25	6	111	138
Total nonperforming assets	$23,633	$15,321	$4,307	$5,315
Interest income forgone on nonaccrual loans	$905	$1,167	$301	$257
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	1.55%	1.00%	0.40%	0.50%
Nonperforming assets to total assets	1.04%	0.68%	0.27%	0.33%

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

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at June 30, 2026, were $23.6 million, up from $15.3 million at December 31, 2025. Nonperforming assets as a percentage of total assets increased to 1.04% at June 30, 2026, up from 0.68% at December 31, 2025. OREO totaled $135 thousand at June 30, 2026, and $226 thousand at December 31, 2025.

Nonperforming loans were $23.5 million at June 30, 2026 and $15.1 million at December 31, 2025.  Nonperforming loans as a percentage of total loans increased to 1.55% at June 30, 2026, up from 1.00% at December 31, 2025. The increase in nonperforming loans during the period was primarily attributable to one larger lending relationship and several smaller credits. These loans have been individually evaluated as appropriate under the Company's allowance methodology and are generally supported by collateral values that management believes are sufficient based on current information. Included in nonperforming loans was one loan totaling $1.6 million which was past due 90 days at June 30, 2026 and still accruing interest. This loan was paid in full in July 2026.

During the first half of 2026 we recorded a provision for credit losses of $270 thousand consisting of a provision for credit losses on loans of $200 thousand and an increase in the reserve for unfunded commitments of $70 thousand. This compares to a provision for credit losses of $1.1 million during the same period in 2025. The prior-year provision included $931 thousand of specific reserves associated with an agricultural lending relationship that was placed on nonaccrual status during the second quarter of 2025.

Net charge-offs totaled $419 thousand and $137 thousand during the six months ended June 30, 2026 and 2025, respectively. The allowance for credit losses totaled $19.7 million at June 30, 2026, and $20.0 million at December 31, 2025. Specific reserves related to collateral dependent loans totaled $2.4 million and $1.5 million at June 30, 2026, and December 31, 2025, respectively.  The allowance for credit losses as a percentage of total loans was 1.30% at June 30, 2026, and 1.32% at December  31, 2025.

The following table provides a summary of the change in the number and balance of OREO properties for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended June 30,
($ in thousands)	#	2026	#	2025
Beginning Balance	2	$226	1	$91
Additions	-	-	-	-
Dispositions	(1)	(195)	-	-
Gain on Sale of OREO	-	104	-	-
Ending Balance	1	$135	1	$91

Investment Portfolio and Federal Reserve Balances. Total investment securities were $466 million as of June 30, 2026, and $477 million at December 31, 2025. Unrealized losses on available-for-sale investment securities totaling $19.3 million were recorded, net of $5.7 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at  June 30, 2026. No investment securities were sold during the six months ended June 30, 2026. During six months ending June 30, 2025 we sold $1.2 million in available for sale investment securities recording a net gain on sale of $3 thousand.

Unrealized losses on available-for-sale investment securities totaling $14.9 million were recorded, net of $4.4 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025.

The investment portfolio at June 30, 2026, consisted of $377 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 155 municipal securities totaling $89 million. The investment portfolio at December 31, 2025, consisted of $388 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 156 municipal securities totaling $89 million.

There were no Federal funds sold at June 30, 2026, and December 31, 2025; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $99 million at June 30, 2026, and $39 million at December 31, 2025. The balance on June 30, 2026, earns interest at the rate of 3.65%.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

Deposits. Deposits totaled $1.9 billion on June 30, 2026 and $1.8 billion at December 31, 2025. During the six months ended June 30, 2026 total deposits increased by $75 million, or 4% of which $41 million represents accounts that were moved from repurchase agreements to money market deposits during the current period.  On June 30, 2026, 46% of the Company’s deposits were in the form of non-interest-bearing demand deposits.  At June 30, 2026, brokered deposits consist of a $10 million time deposit acquired from CCB. The rate paid on this deposit is 3.80%.

The following table shows the distribution of deposits by type at June 30, 2026 and December 31, 2025.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
($ in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	06/30/2026	06/30/2026	12/31/2025	12/31/2025
Non-interest bearing	$864,075	45.8%	$848,986	46.9%
Money Market	474,436	25.2%	440,552	24.3%
Savings	304,249	16.1%	309,337	17.1%
Time	242,305	12.9%	210,729	11.7%
Total Deposits	$1,885,065	100%	$1,809,604	100%

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

The Company estimates that it has approximately $811 million in uninsured deposits on June 30, 2026, which includes uninsured deposits of Plumas Bancorp. Of this amount, $230 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	June 30,	December 31,
(dollars in thousands)	2026	2025
Remaining maturity:
Three months or less	$45,257	$18,804
After three through six months	31,648	25,834
After six through twelve months	33,140	15,891
After twelve months	55,540	45,909
Total	$165,585	$106,438

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $441 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $707 million. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $441 million in available credit the Company would need to purchase $3 million in additional FHLB stock. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At June 30, 2026, the Company could borrow up to $38 million at the Discount Window secured by investment securities with a fair value of $39 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at June 30, 2026 and December 31, 2025.

Note Payable. Plumas Bancorp had outstanding borrowings of $14.3 million with a correspondent bank at June 30, 2026. This loan matures on January 25, 2035, and can be prepaid at any time. This borrowing bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. Interest expense recognized on this loan for the six-months ended June 30, 2026 and 2025, was $278 thousand and $290 thousand, respectively.

The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at June 30, 2026.

Subordinated Debentures. In connection with the acquisition of Cornerstone, the Company assumed $12 million of subordinated debentures, including $2 million of 4.75% Fixed‑to‑Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The remaining subordinated notes were called in 2025 and are no longer outstanding. Interest expense recognized on the subordinated notes for the six-months ended June 30, 2026, was $97 thousand.

Repurchase Agreements.  The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaled $59 million and $98 million at June 30, 2026 and December 31, 2025, respectively. The balances at June 30, 2026, are secured by U.S. Government agency securities with a carrying amount of $85 million.  Interest expense recognized on repurchase agreements for the six months ended June 30, 2026 and 2025, was $714 thousand and $31 thousand, respectively.

Shareholders’ Equity. Shareholders’ equity increased by $11 million from $261 million at December 31, 2025 to $272 million at June 30, 2026. The $11 million increase includes earnings during the three-month period of $19.7 million, stock option exercises of $1.5 million and stock-based compensation expense of $328 thousand. These items were partially offset by an increase in accumulated other comprehensive loss of $3.1 million, the payment of cash dividends totaling $4.6 million and common stock repurchases of $2.8 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid  quarterly cash dividends of $0.33 per share on May 15, 2026 and February 18, 2026 and a quarterly cash dividend of $0.30 per share on February 17, 2025, May 15, 2025, August 15, 2025 and November 17, 2025.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At June 30, 2026, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. During 2026 this rule was modified to lower the minimum leverage ratio requirement from greater than 9 percent to greater than 8 percent.  A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains a community bank leverage ratio exceeding 8%. The new rule became effective on January 1, 2020.  Plumas Bank has chosen to opt into the community bank leverage ratio effective June 30, 2026. The election did not impact the Bank's capital position, which remains well above all regulatory well-capitalized thresholds.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Common Equity Tier 1 Ratio	$260,803	15.8%	$74,477	4.5%	$107,578	6.5%
Tier 1 Leverage Ratio	260,803	11.8%	88,670	4.0%	110,837	5.0%
Tier 1 Risk-Based Capital Ratio	260,803	15.8%	99,303	6.0%	132,404	8.0%
Total Risk-Based Capital Ratio	281,194	17.0%	132,404	8.0%	165,505	10.0%

December 31, 2025
Common Equity Tier 1 Ratio	$247,747	14.8%	$75,265	4.5%	$108,717	6.5%
Tier 1 Leverage Ratio	247,747	11.1%	89,237	4.0%	111,547	5.0%
Tier 1 Risk-Based Capital Ratio	247,747	14.8%	100,354	6.0%	133,805	8.0%
Total Risk-Based Capital Ratio	268,425	16.0%	133,805	8.0%	167,257	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of June 30, 2026, the Company had $247 million in unfunded loan commitments and $7.5 million in letters of credit. This compares to $249 million in unfunded loan commitments at December 31, 2025 and $1.6 million in letters of credit. Of the $247 million in unfunded loan commitments, $164 million and $83 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at June 30, 2026, $126 million were secured by real estate, of which $52 million was secured by commercial real estate and $74 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and five administrative offices.  The Company also leases two lending offices and two administrative offices. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the six months ended June 30, 2026, and 2025 was $2.1 million and $1.7 million, respectively.

Liquidity

The Company manages its liquidity to provide the ability to generate funds to support asset growth, meet deposit withdrawals (both anticipated and unanticipated), fund customers' borrowing needs and satisfy maturity of short-term borrowings. The Company’s liquidity needs are managed using assets or liabilities, or both. On the asset side, in addition to cash and due from banks, the Company maintains an investment portfolio which includes unpledged U.S. Government-sponsored agency securities that are classified as available-for-sale. On the liability side, liquidity needs are managed by offering competitive rates on deposit products and the use of established credit lines.

The Company can borrow up to $441 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $707 million. At June 30, 2026, the Company could borrow up to $38 million at the FRB Discount Window secured by investment securities with a fair value of $39 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at June 30, 2026 and December 31 2025.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $75 million from $1.8 billion at December 31, 2025, to $1.9 billion at June 30, 2026. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $811 million in uninsured deposits which include uninsured deposits of Plumas Bancorp. Of this amount, $230 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

The Company’s securities portfolio, Discount Window advances, FHLB advances, and cash and due from banks serve as the primary sources of liquidity, providing adequate funding for loans during periods of high loan demand. During periods of decreased lending, funds obtained from the maturing or sale of investments, loan payments, and new deposits are invested in short-term earning assets, such as cash held at the FRB and investment securities, to serve as a source of funding for future loan growth. Management believes that the Company’s available sources of funds, including borrowings, will provide adequate liquidity for its operations in the near future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c)

On February 2, 2026 the Company’s announced a share repurchase program permitting the repurchase of up to $25.0 million of the Company’s outstanding common stock through the fourth quarter of 2026.  During the three months ended June 30, 2026, the Company repurchased 15 thousand shares of its common stock for an aggregate purchase price of approximately $756,000, inclusive of commissions, at an average price of $50.39 per share. All repurchases were executed in open‑market transactions and were funded using available cash on hand.

As of June 30, 2026, approximately $22.2 million remained available for future repurchases under the existing authorization. The Company is not obligated to repurchase any specific number of shares and expects that any future repurchases will depend on market conditions, capital availability, and other corporate considerations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Shares Purchased as Part of Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased
April 1-30, 2026	10,000	$49.91	10,000	$22,473,000
May 1-31, 2026	5,000	$51.19	5,000	$22,217,000

 (1) Excludes commissions, no shares were purchased during June 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 28, 2025, by and between Plumas Bancorp and Cornerstone Community Bancorp included as Exhibit 2.1 to the Registrant's 8-K filed on January 29, 2025, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as Exhibit 3.1 to the Registrant’s Form 8-K for August 17, 2023, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as Exhibit 3.3 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as Exhibit 3.4 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.2	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.3*	Salary Continuation Agreement of Kevin Kaiser dated May 1, 2026.

10.4*	Salary Continuation Agreement of Jack Prescott dated May 1, 2026.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated August 5, 2026.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated August 5, 2026.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2026.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 5, 2026.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: August 5, 2026
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer