Form 10-Q
period 2026-09-30
PLUMAS BANCORP
filed 2026-11-04
CIK 1168455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________

COMMISSION FILE NUMBER: 000-49883

PLUMAS BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	75-2987096
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5525 Kietzke Lane, Suite 100, Reno, Nevada	89511
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29, 2026: 6,940,874 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except share data)

	September 30,	December 31,
	2026	2025

Assets
Cash and cash equivalents	$114,360	$80,616
Investment securities available-for-sale, net of allowance for credit losses of $0 at September 30, 2026 and December 31, 2025	475,168	476,595
Loans, less allowance for credit losses of $19,742 at September 30, 2026 and $19,959 at December 31, 2025	1,479,755	1,495,834
Premises and equipment, net	23,436	24,398
Right-of-use assets	27,549	28,860
Bank owned life insurance	34,479	33,659
Core deposit intangible	9,402	11,101
Goodwill	24,215	24,215
Accrued interest receivable and other assets	77,932	63,245
Total assets	$2,266,296	$2,238,523

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$859,713	$848,986
Interest bearing	1,006,930	960,618
Total deposits	1,866,643	1,809,604
Repurchase agreements	62,191	97,855
Lease liabilities	28,063	29,029
Accrued interest payable and other liabilities	30,903	19,946
Borrowings	16,045	21,013
Total liabilities	2,003,845	1,977,447

Commitments and contingencies (Note 5)

Shareholders’ equity:
Common stock, no par value; 22,500,000 shares authorized; issued and outstanding – 6,943,507 shares at September 30, 2026 and 6,958,814 at December 31, 2025	73,604	75,668
Retained earnings	220,103	195,899
Accumulated other comprehensive loss, net	(31,256)	(10,491)
Total shareholders’ equity	262,451	261,076
Total liabilities and shareholders’ equity	$2,266,296	$2,238,523

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest Income:
Interest and fees on loans	$24,830	$23,635	$73,563	$54,643
Interest on investment securities	5,217	4,934	15,204	13,948
Other	1,004	1,228	2,010	2,429
Total interest income	31,051	29,797	90,777	71,020
Interest Expense:
Interest on deposits	4,081	3,884	11,573	8,064
Interest on borrowings	177	422	550	713
Other	252	317	968	347
Total interest expense	4,510	4,623	13,091	9,124
Net interest income before provision for credit losses	26,541	25,174	77,686	61,896
Provision for Credit Losses	150	5,373	420	6,483
Net interest income after provision for credit losses	26,391	19,801	77,266	55,413
Non-Interest Income:
Interchange revenue	927	912	2,639	2,386
Service charges	802	816	2,400	2,303
Other	1,057	520	3,496	3,133
Total non-interest income	2,786	2,248	8,535	7,822
Non-Interest Expenses:
Salaries and employee benefits	7,640	7,418	22,890	18,851
Occupancy and equipment	2,743	2,471	8,065	6,535
Other	4,762	5,245	13,981	12,226
Total non-interest expenses	15,145	15,134	44,936	37,612
Income before provision for income taxes	14,032	6,915	40,865	25,623
Provision for Income Taxes	2,646	1,769	9,757	6,977
Net income	$11,386	$5,146	$31,108	$18,646

Basic earnings per share	$1.64	$0.74	$4.46	$2.98
Diluted earnings per share	$1.61	$0.73	$4.40	$2.94

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

($ in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$11,386	$5,146	$31,108	$18,646
Other comprehensive income:
Change in net unrealized loss on securities	(25,090)	5,316	(29,478)	11,662
Change in fair value hedge	-	254	-	254
Less: reclassification adjustments for net loss included in net income	-	374	-	371
Net unrealized holding gain	(25,090)	5,944	(29,478)	12,287
Related tax effect:
Change in net unrealized loss on securities	7,416	(1,571)	8,713	(3,448)
Change in fair value hedge	-	(75)	-	(75)
Reclassification of net loss is included in net income	-	(111)	-	(110)
Income tax effect	7,416	(1,757)	8,713	(3,633)
Other comprehensive (loss) income	(17,674)	4,187	(20,765)	8,654
Total comprehensive (loss) income	$(6,288)	$9,333	$10,343	$27,300

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

($ in thousands, except shares)

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, December 31, 2024	5,903,368	$29,043	$174,002	$(25,145)	$177,900
Net Income	-	-	18,646	-	18,646
Other comprehensive income	-	-	-	8,654	8,654
Cash dividends on common stock ($0.90 per share)	-	-	(5,633)	-	(5,633)
Issuance of Common Stock	1,003,718	44,625	-	-	44,625
Vesting of stock options assumed in merger	-	552	-	-	552
Vesting of restricted stock units	3,033	-	-	-	-
Exercise of stock options	41,945	936	-	-	936
Stock-based compensation expense	-	270	-	-	270
Balance, September 30, 2025	6,952,064	$75,426	$187,015	$(16,491)	$245,950

Balance, December 31, 2025	6,958,814	$75,668	$195,899	$(10,491)	$261,076
Net Income	-	-	31,108	-	31,108
Other comprehensive loss	-	-	-	(20,765)	(20,765)
Cash dividends on common stock ($0.99 per share)	-	-	(6,904)	-	(6,904)
Repurchase of Common Stock	(79,589)	(4,211)	-	-	(4,211)
Exercise of stock options	64,282	1,569	-	-	1,569
Stock-based compensation expense	-	578	-	-	578
Balance, September 30, 2026	6,943,507	$73,604	$220,103	$(31,256)	$262,451

	Common Stock		Retained	Accumulated Other Comprehensive Loss	Total Shareholders’
	Shares	Amount	Earnings	(Net of Taxes)	Equity

Balance, June 30, 2025	5,933,706	$29,803	$183,954	$(20,678)	$193,079
Net Income	-	-	5,146	-	5,146
Other comprehensive income	-	-	-	4,187	4,187
Cash dividends on common stock ($0.30 per share)	-	-	(2,085)	-	(2,085)
Issuance of Common Stock	1,003,718	44,625			44,625
Vesting of stock options assumed in merger	-	552			552
Exercise of stock options	14,640	353	-	-	353
Stock-based compensation expense	-	93	-	-	93
Balance, September 30, 2025	6,952,064	$75,426	$187,015	$(16,491)	$245,950

Balance, June 30, 2026	6,963,616	$74,702	$211,013	$(13,582)	$272,133
Net Income	-	-	11,386	-	11,386
Other comprehensive loss	-	-	-	(17,674)	(17,674)
Cash dividends on common stock ($0.33 per share)	-	-	(2,296)	-	(2,296)
Repurchase of Common Stock	(23,589)	(1,428)	-	-	(1,428)
Exercise of stock options	3,480	81	-	-	81
Stock-based compensation expense	-	249	-	-	249
Balance, September 30, 2026	6,943,507	$73,604	$220,103	$(31,256)	$262,451

See notes to unaudited condensed consolidated financial statements.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$31,108	$18,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	420	6,483
Provision for Other Real Estate Owned (OREO) losses	-	27
Change in deferred loan origination costs/fees, net	(215)	(339)
Depreciation and amortization of premises and equipment	1,353	1,786
Stock-based compensation expense	578	270
Amortization of discount on subordinated debentures	32	84
Amortization of core deposit intangible	1,699	571
Accretion of premium on time deposits	(83)	(651)
Amortization of investment security premiums	439	538
Accretion of investment security discounts	(975)	(950)
Net loss on sale of investment securities	-	371
Loans originated for sale	-	(865)
Accretion of discount on loans	(2,799)	(455)
Gain on sale of other real estate	(104)	-
Loss on sale of other vehicles	15	43
Earnings on bank-owned life insurance	(820)	(478)
Increase in accrued interest receivable and other assets	(4,742)	(7,117)
Increase (decrease) in accrued interest payable and other liabilities	9,920	(2,792)
Net cash provided by operating activities	35,826	15,172

Cash Flows from Investing Activities:
Proceeds from principal repayments from available-for-sale securities	33,986	31,765
Proceeds from matured and called available-for-sale securities	1,050	870
Proceeds from sale of available-for-sale securities	-	88,009
Purchases of available-for-sale securities	(62,551)	(67,454)
Purchase of Federal Reserve Bank stock	(5)	(998)
Net decrease (increase) in loans	18,651	(17,438)
Cash acquired in acquisition, net of consideration paid	-	35,777
Proceeds from sale of other real estate	196	-
Proceeds from sale of other vehicles	71	266
Purchase of premises and equipment	(391)	(1,005)
Net cash provided by (used in) investing activities	(8,993)	69,792

Continued on next page.

PLUMAS BANCORP AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

(Continued)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Financing Activities:
Net increase (decrease) in demand, interest bearing and savings deposits	$30,892	$(116,608)
Net increase (decrease) in time deposits	26,229	(15,188)
Net (decrease) increase in securities sold under agreements to repurchase	(35,664)	71,790
Cash dividends paid on common stock	(6,904)	(5,633)
Repayments on other borrowings	(5,000)	(15,000)
Repurchase of common stock	(4,211)	-
Proceeds from exercise of stock options	1,569	936
Net cash provided by (used in) financing activities	6,911	(79,703)
Increase in cash and cash equivalents	33,744	5,261
Cash and Cash Equivalents at Beginning of Period	80,616	82,018
Cash and Cash Equivalents at End of Period	$114,360	$87,279

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest expense	$13,416	$9,784
Income taxes	$4,145	$8,595

Supplemental Noncash Disclosures
Real estate and vehicles acquired through foreclosure/repossession	$92	$274
Common stock retired in connection with the exercise of stock options	$91	$86
Lease liabilities arising from obtaining right-of-use assets	$-	$303
Assets acquired in acquisition plus goodwill recognized	$-	$659,348
Liabilities assumed in acquisition	$-	$616,745
Common stock issued in acquisition	$-	$45,177

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

As of September 30, 2026, the Bank operates a total of eighteen branches, including sixteen branches in California and two branches in Nevada. The Bank's California branches are located in Alturas, Anderson, Chester, Chico, Fall River Mills, Greenville, Kings Beach, Portola, Quincy, Redding (2 branches), Red Bluff, Susanville, Tahoe City, Truckee and Yuba City. The Bank’s Nevada branches are located in Reno and Carson City. In addition, the Bank operates a lending office specializing in government-guaranteed lending in Auburn, California. The Bank's primary source of revenue is generated from providing loans to customers who are predominately small and middle market businesses and individuals residing in the surrounding areas. The Bank’s administrative headquarters are in Quincy, California.

On July 1, 2025, the Company completed its acquisition of Cornerstone Community Bancorp ("Cornerstone"), which increased its branch network in California by four branches: one in Anderson, one in Red Bluff and two in Redding. On September 30, 2026, the Bank closed its legacy Plumas Bank branch in Redding, California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Plumas Bank. All significant intercompany balances and transactions have been eliminated.

The accounting and reporting policies of Plumas Bancorp and subsidiary conform with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company’s financial position at  September 30, 2026 and the results of its operations and its cash flows for the three and nine-month periods. Our condensed consolidated balance sheet at  December 31, 2025 is derived from audited financial statements.

The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim reporting on Form 10-Q. Accordingly, certain disclosures normally presented in the notes to the annual consolidated financial statements prepared in accordance with GAAP have been omitted. The Company believes that the disclosures are adequate to make the information not misleading. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2025 Annual Report to Shareholders on Form 10-K. The results of operations for the three and nine-month periods ended  September 30, 2026,  may not necessarily be indicative of future operating results. In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

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

3.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities at  September 30, 2026 and  December 31, 2025 consisted of the following, in thousands:

($ in thousands)	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$264,595	$3	$(17,946)	$246,652
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	163,072	-	(15,865)	147,207
Obligations of states and political subdivisions	91,873	2	(10,566)	81,309
	$519,540	$5	$(44,377)	$475,168

Unrealized losses on available-for-sale investment securities totaling $44,372,000 were recorded, net of $13,116,000 in tax benefit, as accumulated other comprehensive loss within shareholders' equity at  September 30, 2026.  No investment securities were sold during the nine months ended   September 30, 2026. During the nine months ended  September 30, 2025, the Company sold 90 available-for-sale investment securities for proceeds of $88,009,000, recognizing a $625,000 loss on sale. The loss was partially offset by a gain of $254,000 on the termination of a fair value hedge. The Company realized a gain on sale from 15 of these securities totaling $36,000 and a loss on sale of 75 securities totaling $661,000.

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

There were no transfers of available-for-sale investment securities during the nine months ended September 30, 2026 and  December 31, 2025. There were no securities classified as held-to-maturity at  September 30, 2026 or  December 31, 2025.

Investment securities with unrealized losses at  September 30, 2026 and  December 31, 2025 are summarized and classified according to the duration of the loss period as follows:

($ in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$189,335	$8,441	$49,482	$9,505	$238,817	$17,946
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	100,447	4,838	46,760	11,027	147,207	15,865
Obligations of states and political subdivisions	55,403	3,046	24,889	7,520	80,292	10,566
	$345,185	$16,325	$121,131	$28,052	$466,316	$44,377

($ in thousands)	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$16,496	$109	$63,328	$6,955	$79,824	$7,064
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	6,941	35	51,781	8,307	58,722	8,342
Obligations of states and political subdivisions	2,783	7	35,480	4,474	38,263	4,481
	$26,220	$151	$150,589	$19,736	$176,809	$19,887

At  September 30, 2026, the Company held 308 securities of which 196 were in a loss position for less than twelve months and 105 were in a loss position for twelve months or more. Of the 308 securities, 99 are U.S. Government-sponsored agencies collateralized by residential mortgage obligations, 54 were U.S. Government agencies collateralized by commercial mortgage obligations and 155 were obligations of states and political subdivisions. As of  September 30, 2026 and  December 31, 2025, the Company did not intend to sell, nor was it more‑likely‑than‑not required to sell, any available‑for‑sale debt securities in an unrealized loss position before recovery of their amortized cost basis. In addition, the Company expects to recover the entire amortized cost basis of these securities, as the unrealized losses are attributable primarily to changes in interest rates, and the issuers of these securities have not, to the Company’s knowledge, established any cause for default. Accordingly, there was no allowance for credit losses provided against these securities as of  September 30, 2026 and  December 31, 2025. In addition, there was no provision for credit losses recognized for the nine months ended  September 30, 2026 and 2025.

The amortized cost and estimated fair value of investment in debt securities at  September 30, 2026 by contractual maturity are shown below.

($ in thousands)	Amortized Cost	Estimated Fair Value
Within one year	$1,805	$1,792
After one year through five years	7,350	7,158
After five years through ten years	15,464	14,531
After ten years	67,254	57,828
Investment securities not due at a single maturity date:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	264,595	246,652
U.S. Government- sponsored agencies collateralized by mortgage obligations - commercial	163,072	147,207
	$519,540	$475,168

Expected maturities will differ from contractual maturities as the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment securities with amortized costs totaling $439,348,000 and $400,458,000 and estimated fair values totaling $402,325,000 and $388,357,000 at  September 30, 2026 and  December 31, 2025, respectively, were pledged to secure deposits, repurchase agreements and Federal Reserve Bank Discount Window borrowings. No borrowings were outstanding on  September 30, 2026 and  December 31, 2025, at the Discount Window.

4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The following table presents the composition of the Company's loans outstanding:

	September 30,	December 31,
($ in thousands)	2026	2025

Commercial	$159,905	$167,851
Agricultural	139,336	157,526
Real estate – residential	31,238	33,116
Real estate – commercial	1,015,901	1,002,627
Real estate – construction and land development	54,411	40,168
Equity lines of credit (Equity LOC)	54,389	53,647
Auto	25,425	39,595
Other	14,940	17,526
Total loans	1,495,545	1,512,056
Deferred loan costs, net	3,952	3,737
Loans, amortized cost basis	1,499,497	1,515,793
Allowance for credit losses	(19,742)	(19,959)
Total net loans	$1,479,755	$1,495,834

Salaries and employee benefits totaling $826,000 and $951,000 have been deferred as loan origination costs during the three months ended  September 30, 2026  and 2025, respectively. Salaries and employee benefits totaling $2,426,000 and $2,173,000 have been deferred as loan origination costs during the nine months ended   September 30, 2026  and 2025, respectively.

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

The following table presents the amortized cost basis of the loan portfolio allocated by management's internal risk ratings or payment activity at the dates indicated, in thousands:

	Amortized Cost Basis by Origination Year and Risk Grades As of September 30, 2026
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$20,658	$22,339	$25,722	$15,177	$21,224	$16,662	$27,846	$-	$149,628
Special Mention	1,862	2,430	-	769	-	50	2,558	-	7,669
Substandard	560	434	-	210	16	1,421	896	-	3,537
Total Commercial loans	$23,080	$25,203	$25,722	$16,156	$21,240	$18,133	$31,300	$-	$160,834
Current period gross charge-offs	$-	$101	$-	$-	$100	$2	$107	$-	$310

Agricultural
Pass	$5,614	$9,072	$4,154	$13,470	$10,730	$41,777	$21,437	$-	$106,254
Special Mention	-	53	-	1,729	162	5,735	2,431	-	10,110
Substandard	714	492	225	4,243	10,438	5,982	1,151	-	23,245
Total Agricultural	$6,328	$9,617	$4,379	$19,442	$21,330	$53,494	$25,019	$-	$139,609
Current period gross charge-offs	$-	$-	$6	$-	$-	$-	$-	$-	$6

Real Estate - Residential
Pass	$525	$2,269	$3,496	$1,024	$8,004	$12,777	$1	$-	$28,096
Special Mention	-	592	-	-	1,103	766	-	-	2,461
Substandard	-	-	-	-	-	715	-	-	715
Total Real Estate - Residential	$525	$2,861	$3,496	$1,024	$9,107	$14,258	$1	$-	$31,272
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Commercial
Pass	$75,926	$131,031	$111,457	$111,685	$152,466	$386,725	$6,846	$-	$976,136
Special Mention	-	-	361	4,867	4,069	17,413	3,264	-	29,974
Substandard	-	-	-	4,396	415	6,921	-	-	11,732
Total Real Estate -Commercial	$75,926	$131,031	$111,818	$120,948	$156,950	$411,059	$10,110	$-	$1,017,842
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Construction
Pass	$22,191	$14,387	$7,434	$4,372	$3,306	$1,978	$-	$-	$53,668
Substandard	-	-	-	-	140	46	-	-	186
Total Real Estate -Construction	$22,191	$14,387	$7,434	$4,372	$3,446	$2,024	$-	$-	$53,854
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$52,841	$1,511	$54,352
Special Mention	-	-	-	-	-	-	80	-	80
Substandard	-	-	-	-	-	-	856	106	962
Total Equity LOC	$-	$-	$-	$-	$-	$-	$53,777	$1,617	$55,394
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$75	$-	$75

Total
Pass	$124,914	$179,098	$152,263	$145,728	$195,730	$459,919	$108,971	$1,511	$1,368,134
Special Mention	1,862	3,075	361	7,365	5,334	23,964	8,333	-	50,294
Substandard	1,274	926	225	8,849	11,009	15,085	2,903	106	40,377
Total	$128,050	$183,099	$152,849	$161,942	$212,073	$498,968	$120,207	$1,617	$1,458,805
Current period gross charge-offs	$-	$101	$6	$-	$100	$2	$182	$-	$391

Auto
Performing	$-	$-	$-	$11,144	$9,665	$4,189	$-	$-	$24,998
Non-performing	-	-	-	131	237	286	-	-	654
Total Auto	$-	$-	$-	$11,275	$9,902	$4,475	$-	$-	$25,652
Current period gross charge-offs	$-	$-	$-	$106	$166	$181	$-	$-	$453

Other
Performing	$3,357	$4,043	$4,277	$1,334	$1,507	$45	$416	$-	$14,979
Non-performing	-	20	22	19	-	-	-	-	61
Total Other	$3,357	$4,063	$4,299	$1,353	$1,507	$45	$416	$-	$15,040
Current period gross charge-offs	$-	$13	$5	$5	$9	$4	$1	$-	$37

Total
Performing	$3,357	$4,043	$4,277	$12,478	$11,172	$4,234	$416	$-	$39,977
Non-performing	-	20	22	150	237	286	-	-	715
Total	$3,357	$4,063	$4,299	$12,628	$11,409	$4,520	$416	$-	$40,692
Total Loans	$131,407	$187,162	$157,148	$174,570	$223,482	$503,488	$120,623	$1,617	$1,499,497
Total gross charge-offs	$-	$114	$11	$111	$275	$187	$183	$-	$881

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades As of December 31, 2025
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Book Amortized Cost Basis	Revolving Loans Converted to Term Amortized Cost Basis	Total - Amortized Cost Basis
Commercial
Pass	$23,877	$30,424	$22,262	$25,867	$11,871	$13,150	$39,108	$-	$166,559
Special Mention	-	-	-	-	65	-	473	-	538
Substandard	2	-	225	85	754	339	194	-	1,599
Total Commercial loans	$23,879	$30,424	$22,487	$25,952	$12,690	$13,489	$39,775	$-	$168,696
Current period gross charge-offs	$-	$114	$-	$51	$-	$-	$190	$-	$355

Agricultural
Pass	$9,045	$6,893	$15,988	$11,829	$13,875	$35,349	$32,117	$-	$125,096
Special Mention	285	-	419	1,036	806	4,867	3,365	-	10,778
Substandard	1,165	231	4,246	11,236	2,978	1,323	715	-	21,894
Total Agricultural	$10,495	$7,124	$20,653	$24,101	$17,659	$41,539	$36,197	$-	$157,768
Current period gross charge-offs	$-	$-	$11	$-	$-	$-	$-	$-	$11

Real Estate - Residential
Pass	$2,634	$4,189	$1,810	$9,315	$5,825	$8,980	$11	$-	$32,764
Special Mention	-	-	-	-	-	149	-	-	149
Substandard	-	-	-	-	-	229	-	-	229
Total Real Estate - Residential	$2,634	$4,189	$1,810	$9,315	$5,825	$9,358	$11	-	$33,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Commercial
Pass	$126,156	$116,542	$128,720	$166,246	$136,927	$309,406	$6,368	$-	$990,365
Special Mention	1,183	-	-	238	941	1,756	-	-	4,118
Substandard	-	-	-	368	409	8,684	-	-	9,461
Total Real Estate -Commercial	$127,339	$116,542	$128,720	$166,852	$138,277	$319,846	$6,368	$-	$1,003,944
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate -Construction
Pass	$9,175	$12,674	$6,240	$3,516	$1,627	$1,069	$1,325	$-	$35,626
Special Mention	-	-	4,396	-	-	-	-	-	4,396
Total Real Estate -Construction	$9,175	$12,674	$10,636	$3,516	$1,627	$1,069	$1,325	$-	$40,022
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Equity LOC
Pass	$-	$-	$-	$-	$-	$-	$51,149	$2,365	$53,514
Special Mention	-	-	-	-	-	-	-	93	93
Substandard	-	-	-	-	-	-	887	100	987
Total Equity LOC	$-	$-	$-	$-	$-	$-	$52,036	$2,558	$54,594
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$66	$-	$66

Total
Pass	$170,887	$170,722	$175,020	$216,773	$170,125	$367,954	$130,078	$2,365	$1,403,924
Special Mention	1,468	-	4,815	1,274	1,812	6,772	3,838	93	20,072
Substandard	1,167	231	4,471	11,689	4,141	10,575	1,796	100	34,170
Total	$173,522	$170,953	$184,306	$229,736	$176,078	$385,301	$135,712	$2,558	$1,458,166
Current period gross charge-offs	$-	$114	$11	$51	$-	$-	$256	$-	$432

Auto
Performing	$-	$-	$15,923	$14,577	$5,613	$3,161	$-	$-	$39,274
Non-performing	-	-	191	159	233	163	-	-	746
Total Auto	$-	$-	$16,114	$14,736	$5,846	$3,324	$-	$-	$40,020
Current period gross charge-offs	$-	$-	$107	$219	$41	$161	$-	$-	$528

Other
Performing	$5,854	$6,203	$1,981	$2,962	$122	$24	$440	$-	$17,586
Non-performing	-	21	-	-	-	-	-	-	21
Total Other	$5,854	$6,224	$1,981	$2,962	$122	$24	$440	$-	$17,607
Current period gross charge-offs	$-	$39	$46	$41	$2	$7	$-	$-	$135

Total
Performing	$5,854	$6,203	$17,904	$17,539	$5,735	$3,185	$440	$-	$56,860
Non-performing	-	21	191	159	233	163	-	-	767
Total	$5,854	$6,224	$18,095	$17,698	$5,968	$3,348	$440	$-	$57,627
Total Loans	$179,376	$177,177	$202,401	$247,434	$182,046	$388,649	$136,152	$2,558	$1,515,793
Total gross charge-offs	$-	$153	$164	$311	$43	$168	$256	$-	$1,095

The following table shows the ending balance of nonperforming loans by loan category as of the date indicated:

	Non-Performing Loans
($ in thousands)	September 30, 2026			December 31, 2025
	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing	Nonaccrual with no allowance for credit losses	Total nonaccrual	Past due 90 days or more and still accruing

Commercial	$835	$1,026	$22	$458	$611	$-
Agricultural	7,811	11,970	44	7,157	10,509	-
Real estate – residential	208	208	-	215	215	-
Real estate – commercial	3,947	6,015	-	2,000	2,000	-
Real estate – construction & land development	186	186	-	-	-	-
Equity lines of credit	961	961	-	988	988	-
Auto	654	654	-	745	745	-
Other	42	42	-	21	21	-
Total Gross Loans	$14,644	$21,062	$66	$11,584	$15,089	$-

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

No income was recognized on nonaccrual loans accounted on a cash basis during the three and nine months ended September 30, 2026 and 2025. The following tables show interest reversed against interest income for loans placed on nonaccrual status during the three and nine months ended September 30, 2026 and 2025.

Three months ended:

(in thousands)	September 30, 2026	September 30, 2025
Commercial	$-	$17
Agricultural	-	41
Real estate – residential	-	1
Real estate – commercial	-	2
Real estate – construction & land development	4	-
Equity lines of credit	2	3
Auto	2	7
Other	1	-
Total	$9	$71

Nine months ended:

(in thousands)	September 30, 2026	September 30, 2025
Commercial	$49	$28
Agricultural	156	381
Real estate – residential	-	1
Real estate – commercial	162	7
Real estate – construction & land development	4	-
Equity lines of credit	15	18
Auto	8	14
Other	2	1
Total	$396	$450

The following table presents the amortized cost basis of loans at  September 30, 2026, that were both experiencing financial difficulty and modified during the three months ended  September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
($ in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$753	0.05%
Agricultural	355	0.02%
Real estate – commercial	3,268	0.22%
Real estate - construction & land	3,136	0.21%
Total	$7,512	0.50%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  September 30, 2026:

Weighted-Average Term Extension (in months)
Commercial	12.0
Agricultural	12.0
Real estate – commercial	6.0
Real estate - construction & land	8.0
Total	7.7

The following table presents the amortized cost basis of loans at  September 30, 2026, that were both experiencing financial difficulty and modified during the nine months ended  September 30, 2026, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

	Term Extension
($ in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Commercial	$1,580	0.11%
Agricultural	355	0.02%
Real estate – commercial	3,806	0.25%
Real estate - construction & land	3,136	0.21%
Total	$8,877	0.59%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  September 30, 2026:

Weighted-Average Term Extension (in months)
Commercial	8.9
Agricultural	12.0
Real estate – commercial	17.0
Real estate - construction & land	8.0
Total	12.2

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

	Term Extension
($ in thousands)	Amortized Cost Basis	Total Class of Financing Receivable
Agricultural	$7,105	4.60%
Real estate – commercial	848	0.09%
Total	$7,953	0.53%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty as of  September 30, 2025:

Weighted-Average Term Extension (in months)
Agricultural	5.3
Real estate – commercial	4.9
Total	5.3

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The Company also monitors the performance of loans modified for borrowers experiencing financial difficulty to assess the effectiveness of its modification efforts. All loans modified for borrowers experiencing financial difficulty within the previous twelve months were performing in accordance with their modified terms during the nine months ended  September 30, 2026. Loans with payment defaults by borrowers experiencing financial difficulty during the nine months ended  September 30, 2025, which had material modifications in rate, term or principal forgiveness during the twelve months prior to default consisted of $9.1 million in agricultural loans.

The following tables show the allocation of the allowance for credit losses at the dates indicated, in thousands:

Nine Months Ended September 30, 2026:	Commercial	Agricultural	Real Estate-Residential	Real Estate-Commercial	Real Estate-Construction	Equity LOC	Auto	Other	Total
Allowance for credit losses
Beginning balance	$3,246	$3,973	$258	$10,605	$514	$502	$591	$270	$19,959
Charge-offs	(310)	(6)	-	-	-	(75)	(453)	(37)	(881)
Recoveries	67	-	-	-	-	-	227	20	314
Provision for (recovery of) credit losses	15	895	(45)	(298)	(222)	42	7	(44)	350
Ending balance	$3,018	$4,862	$213	$10,307	$292	$469	$372	$209	$19,742

Three Months Ended September 30, 2026:
Allowance for credit losses
Beginning balance	$3,117	$4,525	$216	$10,401	$360	$475	$434	$212	$19,740
Charge-offs	(108)	-	-	-	-	-	(100)	(10)	(218)
Recoveries	15	-	-	-	-	-	50	5	70
Provision for (recovery of) credit losses	(6)	337	(3)	(94)	(68)	(6)	(12)	2	150
Ending balance	$3,018	$4,862	$213	$10,307	$292	$469	$372	$209	$19,742

Nine Months Ended September 30, 2025:
Allowance for credit losses
Beginning balance	$1,265	$1,802	$102	$7,459	$815	$460	$1,215	$78	$13,196
Charge-offs	(190)	(11)	-	-	-	(19)	(408)	(102)	(730)
Recoveries	22	-	49	-	-	-	430	10	511
Initial allowance on acquired PCD loans	58	31		226	-	-	-	-	315
Provision for (recovery of) credit losses	1,321	1,434	114	3,394	(89)	159	(398)	337	6,272
Ending balance	$2,476	$3,256	$265	$11,079	$726	$600	$839	$323	$19,564

Three Months Ended September 30, 2025:
Allowance for credit losses
Beginning balance	$1,397	$2,657	$110	$7,742	$694	$562	$955	$92	$14,209
Charge-offs	(25)	-	-	-	-	(19)	(157)	(23)	(224)
Recoveries	11	-	47	-	-	-	80	3	141
Initial allowance on acquired PCD loans	58	31	-	226	-	-	-	-	315
Provision for (recovery of) credit losses	1,035	568	108	3,111	32	57	(39)	251	5,123
Ending balance	$2,476	$3,256	$265	$11,079	$726	$600	$839	$323	$19,564

The following tables summarize the activity in the reserve for unfunded commitments, which is recorded on the balance sheet within other liabilities, for the three and nine months ended September 30, 2026 and 2025.

Three months ended:

(in thousands)	September 30, 2026	September 30, 2025
Beginning balance	$650	$580
Provision on acquired loan commitments	-	351
Provision for credit losses	-	(100)
Ending balance	$650	$831

Nine months ended:

(in thousands)	September 30, 2026	September 30, 2025
Beginning balance	$580	$620
Provision on acquired loan commitments	-	351
Provision for credit losses	70	(140)
Ending balance	$650	$831

The following tables show an aging analysis of the loan portfolio by the time past due:

					Total
($ in thousands)			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
September 30, 2026	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$1,299	$645	$22	$1,026	$2,992	$157,842	$160,834
Agricultural	-	3,129	45	11,970	15,144	124,465	139,609
Real estate – residential	-	13	-	208	221	31,051	31,272
Real estate – commercial	1,574	-	-	6,015	7,589	1,010,253	1,017,842
Real estate - construction & land	-	2,109	-	186	2,295	51,559	53,854
Equity Lines of Credit	842	486	-	961	2,289	53,105	55,394
Auto	644	40	-	654	1,338	24,314	25,652
Other	109	-	-	42	151	14,889	15,040
Total	$4,468	$6,422	$67	$21,062	$32,019	$1,467,478	$1,499,497

					Total
($ in thousands)			90 Days		Past Due
	30-59 Days	60-89 Days	and Still		and
December 31, 2025	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Total

Commercial	$2,809	$572	$-	$611	$3,992	$164,704	$168,696
Agricultural	395	-	-	10,509	10,904	146,864	157,768
Real estate – residential	15	-	-	215	230	32,912	33,142
Real estate - commercial	1,160	-	-	2,000	3,160	1,000,784	1,003,944
Real estate - construction & land	1,466	-	-	-	1,466	38,556	40,022
Equity Lines of Credit	835	191	-	988	2,014	52,580	54,594
Auto	943	159	-	745	1,847	38,173	40,020
Other	45	1	-	21	67	17,540	17,607
Total	$7,668	$923	$-	$15,089	$23,680	$1,492,113	$1,515,793

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  September 30, 2026:

					Commercial -1st	SFR-1st	SFR-2nd
($ in thousands)	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Other	Total

Commercial	$225	$-	$-	$-	$-	$-	$287	$532	$1,044
Agricultural	109	4,471	225	648	2,241	4,171	-	-	11,865
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	5,628	-	-	27	5,655
Real estate – construction & land	-	-	-	-	-	-	-	140	140
Equity Lines of Credit	-	-	-	-	-	102	216	-	318
Total	$334	$4,471	$225	$648	$7,869	$4,418	$503	$699	$19,167

The following tables present the amortized cost basis of collateral dependent loans by class of loans at  December 31, 2025:

					Commercial -1st	SFR-1st	SFR-2nd	SFR-3rd
($ in thousands)	Equipment	Crops	Livestock	Farmland	Deed	Deed	Deed	Deed	Total

Commercial	$111	$-	$-	$-	$-	$161	$-	$-	$272
Agricultural	-	4,873	225	2,749	2,241	311	-	-	10,399
Real estate – residential	-	-	-	-	-	145	-	-	145
Real estate – commercial	-	-	-	-	1,399	245	112	37	1,793
Equity Lines of Credit	-	-	-	-	-		398	-	398
Total	$111	$4,873	$225	$2,749	$3,640	$862	$510	$37	$13,007

Other Real Estate Owned

Other real estate owned relates to real estate acquired in full or partial settlement of loan obligations. Other real estate owned totaled $135,000 at  September 30, 2026 and consisted of one single family residential real estate (SFR) property, compared to $226,000 at  December 31, 2025, which consisted of two SFR properties. During the  nine months ended  September 30, 2026, the Company sold one property, recognizing a gain of $104,000.

There was one agricultural loan with a balance of $2,000,000 secured by equipment, farmland and a small residential real estate property for which formal foreclosure proceedings were in process at  September 30, 2026 and  December 31, 2025.

5. COMMITMENTS AND CONTINGENCIES

The Company is party to claims and legal proceedings arising in the ordinary course of business. In the opinion of the Company’s management, the amount of ultimate liability with respect to such proceedings will not have a material adverse effect on the financial condition or result of operations of the Company taken as a whole. In the normal course of business, there are various outstanding commitments to extend credit, which are not reflected in the financial statements, including loan commitments of $234 million and $249 million at  September 30, 2026 and  December 31, 2025, respectively.

Of the loan commitments outstanding at  September 30, 2026, $30 million are real estate construction loan commitments that are expected to fund within the next twelve months. The remaining commitments primarily relate to revolving lines of credit or other commercial loans, and many of these are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. Each loan commitment and the amount and type of collateral obtained, if any, are evaluated on an individual basis. Collateral held varies, but may include real property, bank deposits, debt or equity securities or business assets.  The reserve for unfunded commitments at  September 30, 2026 and  December 31, 2025 totaled $650 thousand and $580 thousand, respectively.

Stand-by letters of credit are conditional commitments written to guarantee the performance of a customer to a third party. These guarantees are primarily related to the purchases of inventory by commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and accordingly, evaluation and collateral requirements similar to those for loan commitments are used.  Stand-by letters of credit totaled $7.0 million and $1.6 million on  September 30, 2026 and  December 31, 2025, respectively.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net Income:
Net income	$11,386	$5,146	$31,108	$18,646
Earnings Per Share:
Basic earnings per share	$1.64	$0.74	$4.46	$2.98
Diluted earnings per share	$1.61	$0.73	$4.40	$2.94
Weighted Average Number of Shares Outstanding:
Basic shares	6,954	6,947	6,968	6,266
Effect of dilutive stock options and restricted stock	114	84	104	87
Diluted shares	7,068	7,031	7,072	6,353

Stock options and RSUs having an antidilutive effect during the three and nine months ended  September 30, 2026 totaled 3,997 and 9,902, respectively.  There were no stock options or RSUs having an antidilutive effect during the three and nine months ended  September 30, 2025.

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

In May 2013, the Company established the 2013 Stock Option Plan (the "2013 Plan") for which 30,292 shares of common stock are reserved. With the establishment of the Company’s 2022 Equity Incentive Plan no further options may be issued under the 2013 Plan, though options previously granted continue to be outstanding and governed by the 2013 Stock Option Plan.

Options granted during the nine months ended  September 30, 2026 consisted of 80,500 options granted under the 2022 Plan. Options granted during the nine months ended  September 30, 2025 consisted of 30,803 options which were assumed on the acquisition of Cornerstone. The fair value of each option granted in 2026 was estimated on the date of grant using the following assumptions.

	2026	2025
Weighted-average expected life of stock options (in years)	6.0	7.5
Weighted-average risk free interest rate	3.98%	4.50%
Weighted-average annualized volatility	35.8%	34.8%
Weighted-average dividend yields	2.60%	2.70%
Weighted-average fair value of options granted during the nine months ended September 30, 2026	$15.96	$17.90

A summary of the activity within the 2013 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	131,847	$22.58
Options exercised	(45,505)	22.64
Options cancelled	(3,200)	22.19
Options outstanding at December 31, 2025	83,142	$22.56
Options cancelled	(2,400)	$24.40
Options exercised	(50,450)	23.13
Options outstanding at September 30, 2026	30,292	$21.45	1.1	$1,205,925
Options exercisable at September 30, 2026	30,292	$21.45	1.1	$1,205,925

A summary of options activity within the 2022 Plan follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Intrinsic Value
Options outstanding at January 1, 2025	210,200	$32.55
Options granted	30,803	31.09
Options cancelled	(21,980)	32.41
Options exercised	(5,100)	31.36
Options outstanding at December 31, 2025	213,923	$32.38
Options granted	80,500	50.30
Options cancelled	(11,160)	43.67
Options exercised	(15,577)	31.70
Options outstanding at September 30, 2026	267,686	$37.34	7.1	$6,403,476
Options exercisable at September 30, 2026	126,786	$31.84	6.1	$3,730,050
Options expected to vest after September 30, 2026	140,900	$42.29	8.1	$2,369,725

As of  September 30, 2026, there was $1.5 million in total unrecognized compensation cost related to non-vested stock options under the 2022 plan. That cost is expected to be recognized over a weighted average period of 2.3 years.  There were no unrecognized costs remaining under the 2013 plan as of  September 30, 2026.

Information related to the stock options plans during the three months ended  September 30, 2026 and 2025

	2026	2025
Fair value of options vested	$159,000	$191,000
Intrinsic value of options exercised	$131,000	$260,000
Cash received from option exercises	$81,000	$353,000
Tax benefit from option exercises	$8,000	$24,000
Compensation cost	$138,000	$93,000
Tax benefit associated with compensation cost	$9,000	$5,000

Information related to the stock options plans during the nine months ended  September 30, 2026 and 2025

	2026	2025
Fair value of options vested	$332,000	$384,000
Intrinsic value of options exercised	$1,656,000	$874,000
Cash received from option exercises	$1,569,000	$936,000
Tax benefit from option exercises	$149,000	$43,000
Compensation cost	$389,000	$256,000
Tax benefit associated with compensation cost	$23,000	$14,000

During the nine months ended  September 30, 2026, the Company granted 35,400 restricted stock units with a weighted-average fair value of $47.07 per share and a weighted-average vesting period of 3 years. Compensation costs related to these units during the three months ended   September 30, 2026 and 2025, were $112,000 and $0 respectively. Compensation costs related to these units during the nine months ended   September 30, 2026 and 2025, were $188,000 and $14,000 respectively.

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

Interest expense and penalties associated with unrecognized tax benefits, if any, are classified as income tax expense in the consolidated statements of income. There have been no significant changes to unrecognized tax benefits or accrued interest and penalties for the nine months ended  September 30, 2026 and 2025.

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

The carrying amounts and estimated fair values of financial instruments, at  September 30, 2026 follows:

($ in thousands)		Fair Value Measurements at September 30, 2026, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,479,755	$-	$-	$1,395,655	$1,395,655
Financial liabilities:
Time deposits	236,875	-	230,333	-	230,333
Repurchase agreements	62,191	-	62,191	-	62,191
Borrowings	16,045	-	15,867	-	15,867

The carrying amounts and estimated fair values of financial instruments, at  December 31, 2025 follows:

($ in thousands)		Fair Value Measurements at December 31, 2025, Using:
Financial assets:	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Loans, net	$1,495,834	$-	$-	$1,494,830	$1,494,830
Financial liabilities:
Time deposits	210,729	-	209,147	-	209,147
Repurchase agreements	97,855	-	97,855	-	97,855
Borrowings	21,013	-	20,599	-	20,599

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of  September 30, 2026 and  December 31, 2025, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets and liabilities measured at fair value on a recurring basis at  September 30, 2026 are summarized below, in thousands:

		Fair Value Measurements at
		September 30, 2026 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations- residential	$246,652	$-	$246,652	$-
U.S. Government agencies collateralized by mortgage obligations-commercial	147,207	-	147,207	-
Obligations of states and political subdivisions	81,309	-	81,309	-
	$475,168	$-	$475,168	$-

Assets and liabilities measured at fair value on a recurring basis at  December 31, 2025 are summarized below:

		Fair Value Measurements at
($ in thousands)		December 31, 2025 Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Government-sponsored agencies collateralized by mortgage obligations - residential	$253,165	$-	$253,165	$-
U.S. Government-agencies collateralized by mortgage obligations - commercial	134,764	-	134,764	-
Obligations of states and political subdivisions	88,666	-	88,666	-
	$476,595	$-	$476,595	$-

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

Assets and liabilities measured at fair value on a non-recurring basis at  September 30, 2026 are summarized below:

		Fair Value Measurements at
		September 30, 2026 Using
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Nine Months Ended September 30, 2026

Assets:
Collateral-dependent loans
Commercial	$-	$-	$-	$-	$221
Agricultural	1,722	-	-	1,722	989
Real estate – commercial	1,959	-	-	1,959	109
Total	$3,681	$-	$-	$3,681	$1,319

Other Real Estate Owned:
Equity lines of credit	$135	$-	$-	$135	$-

Assets and liabilities measured at fair value on a non-recurring basis at  December 31, 2025 are summarized below:

		Fair Value Measurements at
		December 31, 2025 Using
($ in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Nine Months Ended September 30, 2025
Assets:
Collateral-dependent loans
Commercial	$84	$-	$-	$84	$-
Agricultural	1,904	-	-	1,904	931
Total	$1,988	$-	$-	$1,988	$931

Other Real Estate Owned:
RE – Residential	91	-	-	91	-
Equity lines of credit	135			135	-
Total	$226	$-	$-	$226	$-

The following methods were used to estimate fair value.

Collateral-Dependent Loans: The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect partial write-downs, through charge-offs or specific reserve allowances, that are based on fair value estimates of the underlying collateral. The fair value estimates for collateral-dependent loans are generally based on recent real estate appraisals or broker opinions, obtained from independent third parties, which are frequently adjusted by management to reflect current conditions and estimated selling costs (Level 3). Impairment charges recognized during the three months and nine months ended  September 30, 2026, related to the above collateral dependent loans, totaled $485 thousand and $1.3 million, respectively, and were recorded through the allowance for credit losses. Impairment charges recognized during the three and nine months ended  September 30, 2025 totaled $109 thousand and $1 million respectively. The collateral-dependent loans at  September 30, 2026, consists of twelve loans which had been allocated specific credit reserves. The collateral-dependent loans at  December 31, 2025, consist of nine loans which had been allocated a specific credit reserve.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at  September 30, 2026 and  December 31, 2025:

($ in thousands)					Range	Range
	Fair Value	Fair Value	Valuation		(Weighted Average)	(Weighted Average)
Description	9/30/2026	12/31/2025	Technique	Significant Unobservable Input	9/30/2026	12/31/2025
Collateral-dependent loans:
Commercial	$-	$84	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	100%-100% (100%)	14% - 100% (45%)
Agricultural	1,722	1,904	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	7% - 100% (59%)	2% - 100% (43%)
Real estate – commercial	1,959	-	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	4% - 13% (5%)	None
Total	$3,681	$1,988

Other Real Estate:
RE – Residential	$-	$91	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	-	60%
Equity lines of credit	135	135	Third Party appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	10%	10%
	$135	$226

10. OTHER COMPREHENSIVE LOSS

The changes in the accumulated balances for each component of other comprehensive loss, net of tax for the three and nine months ended  September 30, 2025 and   September 30, 2026  were as follows:

	Unrealized	Accumulated
	Losses	Comprehensive
($ in thousands)	on AFS Securities	Loss, net of tax
Beginning Balance, July 1, 2025	$(29,355)	$(20,678)
Current quarter-to-date other comprehensive income	5,944	4,187
Ending balance, September 30, 2025	$(23,411)	$(16,491)

Beginning Balance, July 1, 2026	(19,282)	(13,582)
Current quarter-to-date other comprehensive loss	(25,090)	(17,674)
Ending balance, September 30, 2026	$(44,372)	$(31,256)

	Unrealized	Accumulated
	Losses	Comprehensive
($ in thousands)	on AFS Securities	Loss, net of tax
Beginning Balance, January 1, 2025	$(35,698)	$(25,145)
Current year-to-date other comprehensive income	12,287	8,654
Ending balance, September 30, 2025	$(23,411)	$(16,491)

Beginning Balance, January 1, 2026	(14,894)	(10,491)
Current year-to-date other comprehensive loss	(29,478)	(20,765)
Ending balance, September 30, 2026	$(44,372)	$(31,256)

There were no reclassifications out of accumulated other comprehensive loss during the three and nine months ended  September 30, 2026. During the three months ended  September 30, 2025, the Company recognized $254 thousand related to the termination of a fair value hedge and $374 loss on sale of investment securities that was reclassified from accumulated other comprehensive loss to earnings, with an associated tax effect of $186 thousand, resulting in a net reclassification of $442 thousand. During the nine months ended  September 30, 2025, the Company recognized $254 thousand related to the termination of a fair value hedge and $371 loss on sale of investment securities that was reclassified from accumulated other comprehensive loss to earnings, with an associated tax effect of $185 thousand, resulting in a net reclassification of $440 thousand.

11. BUSINESS COMBINATIONS - ACQUISITION OF CORNERSTONE COMMUNITY BANCORP

On July 1, 2025, pursuant to a previously announced Agreement and Plan of Reorganization and Merger dated as of January 28, 2025 (the “Merger Agreement”) between the Company and Cornerstone Community Bancorp (“Cornerstone”), Cornerstone merged with and into the Company with the Company continuing as the surviving corporation (the “Merger”). Immediately after the Merger, Cornerstone Community Bank ("CCB") the wholly owned bank subsidiary of Cornerstone, merged with and into Plumas Bank, with the Plumas Bank continuing as the surviving bank. The Merger and Bank Merger are collectively referred to as the “Transaction.”

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

The following unaudited pro forma financial information presents the combined results of Plumas Bancorp and Cornerstone as if the acquisition had occurred on January 1, 2025, in thousands.  Acquisition expenses totaling $2.0 million, net of tax, are included in net income for the three and nine months ended  September 30, 2025, respectively. These results are not necessarily indicative of future performance.

Period Ended	Net Interest Income	Net Income
Three Months Ended September 30, 2026	26,234	11,190
Nine Months Ended September 30, 2026	76,149	30,086
Three Months Ended September 30, 2025	23,219	8,220
Nine Months Ended September 30, 2025	71,688	17,588

Net Pro Forma Adjustments Included for the Nine Months Ended September 30, 2025:

●	Amortization of acquired intangibles	$1,099
●	Accretion of discount on loans	$191
●	Accretion of premium on time deposits acquired	$226
●	Amortization of discount on subordinated debentures	$148
●	Income tax benefit of adjustments	$426

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

INTRODUCTION

The following discussion and analysis sets forth certain statistical information relating to the Company as of September 30, 2026 and December 31, 2025 and for the three and nine-month periods ended September 30, 2026 and 2025. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto included in Plumas Bancorp’s Annual Report filed on Form 10-K for the year ended December 31, 2025.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED September 30, 2026

Net Income. The Company recorded net income of $11.4 million, or $1.64 per share, an increase of $6.2 million from $5.1 million or $0.74 per share, during the third quarter of 2025. Diluted earnings per share increased to $1.61 per share during the three months ended September 30, 2026, up from $0.73 per share during the quarter ended September 30, 2025. Return on average assets was 1.98% during the current quarter, up from 0.90% during the third quarter of 2025. Return on average equity increased to 16.7% during the current quarter, up from 8.5% during the third quarter of 2025.

Net interest income increased by $1.3 million from $25.2 million during the three months ended September 30, 2025, to $26.5 million during the current quarter. The provision for credit losses decreased from $5.4 million during the third quarter of 2025 to $150 thousand during the current quarter. Non-interest income increased by $538 thousand from $2.2 million during the three months ended September 30, 2025, to $2.8 million during the third quarter of 2026. Non-interest expense was flat compared to the third quarter of 2025 at $15.1 million.The provision for income taxes increased $877 thousand to $2.6 million during the current quarter from $1.8 million during the third quarter of 2025, due to higher pre-tax earnings. The effective tax rate declined to 18.9% from 25.6% in the prior-year quarter, related to the purchase of $14.5 million in green energy tax credits.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses.  Net interest income increased by $1.3 million from $25.2 million during the three months ended September 30, 2025, to $26.5 million for the three months ended September 30, 2026. The increase in net interest income reflects an increase of $1.3 million in interest income and a $113 thousand decrease in interest expense.

Interest and fees on loans increased by $1.2 million to $24.8 million related to an increase in average balance and an increase in yield. Average loan balances increased by $26 million, while the average yield on these loans increased by 21 basis points from 6.35% during the third quarter of 2025 to 6.56% during the current quarter. The increase in yield relates to several factors including the amortization of discount on purchased loans, the repricing of a portion of our commercial real estate loans most of which reprice every five years from the date of origination, and growth in fixed rate SBA loans which totaled $132 million at September 30, 2026, and $94 million at September 30, 2025. The weighted average rate earned on this portfolio at September 30, 2026, was 8.0%. The average prime interest rate decreased from 7.46% during the third quarter of 2025 to 6.79% during the current quarter.  Loans indexed to the prime interest rate were approximately 19% of the Company’s variable rate loan portfolio; these loans reprice within one day to three months of a change in the prime rate.

Interest earned on investment securities increased by $283 thousand related to an increase in yield on investment securities of 29 basis points to 4.35% partially offset by a decrease in average balance of $6 million. The increase in investment yields is consistent with the partial restructuring of the investment portfolio during the fourth quarter of 2025 and market conditions. Average investment securities decreased from $482 million during the three months ended September 30, 2025 to $476 million during the current period.

Interest earned on cash balances decreased by $224 thousand related to a decrease in average balance of $2 million and a decrease in average rate earned on cash balances of 74 basis points from 4.50% during the third quarter of 2025 to 3.8% during the current quarter. This decline in yield was mostly related to a decline in rate earned on balances held at the FRB. The average rate earned on FRB balances decreased from 4.36% during the third quarter of 2025 to 3.69% during the current quarter.

Interest expense on deposits increased by $197 thousand related to an increase of $24.6 million in average balance of interest-bearing deposits and a 4 basis point increase in the average rate paid on interest-bearing deposits. The average rate paid on interest-bearing deposits increased from 1.56% during the third quarter of 2025 to 1.60% during the current quarter, primarily due to an increase in the average rate paid on time deposits from 1.87% in the third quarter of 2025 to 2.77% during the current quarter. These increases were partially offset by a decrease in the average rate paid on money market deposits from 2.22% in the third quarter of 2025 to 1.79% during the current quarter.

The average rate paid on interest-bearing liabilities decreased from 1.67% during the third quarter of 2025 to 1.63% during the current quarter, as the increase in the average rate paid on interest-bearing deposits was more than offset by decreases in the average rates paid on repurchase agreements and borrowings. The average rate paid on repurchase agreements decreased from 1.69% during the third quarter of 2025 to 1.54% during the current quarter. The average rate paid on borrowings decreased from 5.20% during the third quarter of 2025 to 4.38% during the current quarter.

Net interest margin for the three months ended September 30, 2026, increased 22 basis points to 5.05%, up from 4.83% for the same period in 2025.

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

	For the Three Months Ended			For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,502,337	$24,830	6.56%	$1,476,275	$23,635	6.35%
Taxable investment securities	401,630	4,557	4.50%	404,241	4,293	4.21%
Non-taxable investment securities (1)	74,206	660	3.53%	77,621	641	3.28%
Interest-bearing deposits	105,989	1,004	3.76%	108,325	1,228	4.50%
Total interest-earning assets	2,084,162	31,051	5.91%	2,066,462	29,797	5.72%
Cash and due from banks	34,504			34,689
Other assets	163,818			166,878
Total assets	$2,282,484			$2,268,029

Interest-bearing liabilities:
Money market deposits	$471,422	2,130	1.79%	$439,020	$2,462	2.22%
Savings deposits	303,041	278	0.36%	311,258	290	0.37%
Time deposits	239,990	1,673	2.77%	239,549	1,132	1.87%
Total interest-bearing deposits	1,014,453	4,081	1.60%	989,827	3,884	1.56%
Repurchase Agreements	65,063	252	1.54%	74,556	317	1.69%
Borrowings	16,039	177	4.38%	32,168	422	5.20%
Total interest-bearing liabilities	1,095,555	4,510	1.63%	1,096,551	4,623	1.67%
Non-interest-bearing deposits	869,316			886,592
Other liabilities	46,529			43,524
Shareholders' equity	271,084			241,362
Total liabilities & equity	$2,282,484			$2,268,029
Cost of funding interest-earning assets (4)			0.86%			0.89%
Net interest income and margin (5)		$26,541	5.05%		$25,174	4.83%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $21.1 million for 2026 and $13.8 million for 2025 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the three-month period ended September 30, 2026 and 2025 were $244 thousand and $305 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the three-months ended September 30, 2026, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2026 over 2025 change in net interest income
	for the three months ended September 30,
($ in thousands)	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$417	$764	$14	$1,195
Taxable investment securities	(28)	294	(2)	264
Non-taxable investment securities	(28)	49	(2)	19
Interest-bearing deposits	(26)	(202)	4	(224)
Total interest income	335	905	14	1,254
Interest-bearing liabilities:
Money market deposits	182	(478)	(36)	(332)
Savings deposits	(8)	(4)	-	(12)
Time deposits	2	538	1	541
Repurchase Agreements	(40)	(28)	3	(65)
Borrowings	(212)	(67)	34	(245)
Total interest expense	(76)	(39)	2	(113)
Net interest income	$411	$944	$12	$1,367

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the three months ended September 30, 2026, the provision for credit losses totaled $150 thousand consisting entirely of a provision for credit losses on loans. This compares to a provision for credit losses of $5.4 million consisting of a provision for credit losses on loans of $5.1 million and an increase in the reserve for unfunded commitments of $250 thousand during the three months ended September 30, 2025. The higher provision recorded during 2025 was primarily attributable to the Day 1 CECL provision on non-PCD loans and to a lesser extent the establishment of a reserve for unfunded commitments acquired in the Cornerstone Community Bancorp acquisition. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the three months ended September 30, 2026, non-interest income totaled $2.8 million, an increase of $538 thousand from the three months ended September 30, 2025. The increase was primarily driven by the absence of a $628 thousand loss on the sale of investment securities recognized in the prior-year quarter.

The following table describes the components of non-interest income for the three-month periods ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Interchange income	$927	$912	$15	1.6%
Service charges on deposit accounts	802	816	(14)	(1.7)%
Earnings on life insurance policies	276	261	15	5.7%
FHLB Dividends	209	191	18	9.4%
Loan servicing fees	176	156	20	12.8%
Loss on sale of investment securities	-	(628)	628	100.0%
Other	396	540	(144)	(26.7)%
Total non-interest income	$2,786	$2,248	$538	23.9%

Non-interest expense. During the three months ended September 30, 2026, non-interest expense totaled $15.1 million, an increase of $11 thousand from the three months ended September 30, 2025. The four largest increases were $341 thousand in professional fees, $272 thousand in occupancy and equipment, $222 thousand in salaries and employee benefits, and $178 thousand in loan collection expenses. The largest reduction in non-interest expense was $879 thousand in merger expenses incurred during the third quarter of 2025. Management estimates that approximately $350 thousand of the professional fees and loan collection expenses recognized during the current quarter were nonrecurring in nature.

The following table describes the components of non-interest expense for the three-month periods ended September 30, 2026 and 2025:

	For the Three Months Ended
	September 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Salaries and employee benefits	$7,640	$7,418	$222	3.0%
Occupancy and equipment	2,743	2,471	272	11.0%
Outside service fees	1,512	1,584	(72)	(4.5)%
Professional fees	653	312	341	109.3%
Amortization of Core Deposit Intangible	552	615	(63)	(10.2)%
Advertising and shareholder relations	349	282	67	23.8%
Armored car and courier	287	284	3	1.1%
Loan collection expenses	287	109	178	163.3%
Business development	254	242	12	5.0%
Deposit insurance	256	288	(32)	(11.1)%
Director compensation and expense	200	195	5	2.6%
Telephone and data communication	144	154	(10)	(6.5)%
Merger and acquisition expenses	-	879	(879)	(100.0)%
Other	268	301	(33)	(11.0)%
Total non-interest expense	$15,145	$15,134	$11	0.1%

Provision for income taxes. The provision for income taxes increased $877 thousand to $2.6 million during the current quarter from $1.8 million during the third quarter of 2025, due to higher pre-tax earnings. The percentages for 2026 and 2025 differ from statutory rates as tax exempt items of income such as earnings on BOLI and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the 2025 quarter effectively increase taxable income. The effective tax rate declined to 18.9% from 25.6% in the prior-year quarter, related to the purchase of $14.5 million in green energy tax credits at a discount resulting in a $1.1 million reduction in the provision for income taxes in the third quarter of 2026.

RESULTS OF OPERATIONS FOR THE nine MONTHS ENDED September 30, 2026

Net Income. The Company recorded net income of $31.1 million or $4.46 per share during the current nine-month period, an increase of $12.5 million from $18.6 million or $2.98 per share earned during the nine months ended September 30, 2025. Earnings per diluted share increased to $4.40 during the nine months ended September 30, 2026, up $1.46 from $2.94 during the first nine months of 2025. Return on average assets was 1.85% during the nine months ended September 30, 2026, up from 1.35% during the first nine months of 2025. Return on average equity increased to 15.5% for the nine months ended September 30, 2026, up from 12.2% during the first nine months of 2025.

Net interest income increased by $15.8 million from $61.9 million during the nine months ended September 30, 2025, to $77.7 million during the current period. The provision for credit losses decreased from $6.5 million during the first nine months of 2025 to $420 thousand during the current period. Non-interest income increased by $713 thousand from $7.8 million during the nine months ended September 30, 2025, to $8.5 million during the first nine months of 2026. Non-interest expense increased by $7.3 million from $37.6 million during the first nine months of 2025 to $44.9 million during the current period. The provision for income taxes increased by $2.8 million from $7.0 million, or 27.2% of pre-tax income, during the nine months ended September 30, 2025, to $9.8 million, or 23.9% of pre-tax income, during the current period.

Certain comparisons to prior-year periods are impacted by the acquisition of Cornerstone Community Bancorp (“Cornerstone”) on July 1, 2025, as 2026 year-to-date results reflect a full period of combined operations while 2025 year-to-date results reflect only three months of combined operations.

The following is a detailed discussion of each component of the change in net income.

Net interest income before provision for credit losses. Net interest income for the nine months ended September 30, 2026 was $77.7 million, an increase of $15.8 million from the $61.9 million earned during the same period in 2025. The increase in net interest income includes an increase of $19.8 million in interest income partially offset by an increase of $4.0 million in interest expense.

Interest and fees on loans increased by $18.9 million related to increases in average balance and yield. The average balance of loans during the nine months ended September 30, 2026 was $1.5 billion, an increase of $333 million from $1.2 billion during the same period in 2025. Average loan balances during the first nine months of 2026 reflect a full period of loans acquired in the Cornerstone Community Bancorp acquisition, while the comparable 2025 period reflects only a partial period following the acquisition. The average yield on loans increased by 30 basis points from 6.24% during the first nine months of 2025 to 6.54% during the current period.

Interest on investment securities increased by $1.3 million related to an increase in yield of 22 basis points to 4.30% and an increase in average balance of $16 million to $472 million. The increase in investment yield is consistent with the partial restructuring of the investment portfolio during the fourth quarter of 2025 and market conditions.

Interest on cash balances declined by $419 thousand due to decreases in both average balance and yield. The rate earned on cash balances declined by 74 basis points to 3.76%. The average balance in interest-bearing cash declined by $798 thousand to $71.4 million.

Primarily related to an increase in balance and rate paid on deposits and repurchase agreements, interest expense increased from $9.1 million during the nine months ended September 30, 2025 to $13.1 million during the current period. The average rate paid on interest-bearing liabilities increased from 1.43% during the 2025 period to 1.62% in 2026.

Interest expense on deposits increased by $3.5 million and is broken down by product type as follows: money market accounts - $1.2 million, savings deposits - $91 thousand and time deposits - $2.2 million. The average rate paid on interest-bearing deposits increased from 1.35% during the nine months ended September 30, 2025 to 1.57% during the current period. Average interest-bearing deposits totaled $986 million for the first nine months of 2026, an increase of $190 million from $796 million during the first nine months of 2025. Average interest-bearing deposit balances for the first nine months of 2026 reflect a full period of deposits acquired in the Cornerstone Community Bancorp acquisition, while the comparable 2025 period reflects only a partial period following the acquisition.

Interest expense on repurchase agreements increased by $621 thousand related to an increase in average balance of $41.7 million and an increase in rate paid of 40 basis points. The increase in average balances was primarily attributable to repurchase agreements acquired in the Cornerstone acquisition.

Net interest margin for the nine months ended September 30, 2026 increased 20 basis points to 5.07%, up from 4.87% for the same period in 2025.

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

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average			Average
	Balance	Interest	Yield/	Balance	Interest	Yield/
	(in thousands)	(in thousands)	Rate	(in thousands)	(in thousands)	Rate
Interest-earning assets:
Loans (2) (3)	$1,504,521	$73,563	6.54%	$1,171,116	$54,643	6.24%
Taxable investment securities	396,835	13,229	4.46%	381,124	12,133	4.26%
Non-taxable investment securities (1)	75,433	1,975	3.50%	75,084	1,815	3.23%
Interest-bearing deposits	71,410	2,010	3.76%	72,208	2,429	4.50%
Total interest-earning assets	2,048,199	90,777	5.93%	1,699,532	71,020	5.59%
Cash and due from banks	33,946			29,379
Other assets	164,131			114,242
Total assets	$2,246,276			$1,843,153

Interest-bearing liabilities:
Money market deposits	$454,053	6,131	1.81%	$335,889	$4,891	1.95%
Savings deposits	307,930	844	0.37%	311,187	752	0.32%
Time deposits	224,026	4,598	2.74%	149,218	2,421	2.17%
Total interest-bearing deposits	986,009	11,573	1.57%	796,294	8,064	1.35%
Repurchase Agreements	79,572	968	1.63%	37,863	347	1.23%
Borrowings	16,399	550	4.48%	20,789	713	4.59%
Total interest-bearing liabilities	1,081,980	13,091	1.62%	854,946	9,124	1.43%
Non-interest-bearing deposits	850,062			743,628
Other liabilities	46,110			39,596
Shareholders' equity	268,124			204,983
Total liabilities & equity	$2,246,276			$1,843,153
Cost of funding interest-earning assets (4)			0.85%			0.72%
Net interest income and margin (5)		$77,686	5.07%		$61,896	4.87%

(1)	Not computed on a tax-equivalent basis.
(2)	Average nonaccrual loan balances of $16.7 million for 2026 and $7.3 million for 2025 are included in average loan balances for computational purposes.
(3)	Net loan origination costs included in loan interest income for the nine-month period ended September 30, 2026 and 2025 were $762 thousand and $776 thousand, respectively.
(4)	Total annualized interest expense divided by the average balance of total earning assets.
(5)	Annualized net interest income divided by the average balance of total earning assets.

The following table sets forth changes in interest income and interest expense for the nine-months ended September 30, 2026, and the amount of change attributable to variances in volume, rates and the combination of volume and rates based on the relative changes of volume and rates:

	2026 over 2025 change in net interest income
	for the nine months ended September 30,
($ in thousands)	Volume (1)	Rate (2)	Mix (3)	Total

Interest-earning assets:
Loans	$15,556	$2,618	$746	$18,920
Taxable investment securities	500	572	24	1,096
Non-taxable investment securities	8	151	1	160
Interest-bearing deposits	(27)	(397)	5	(419)
Total interest income	16,037	2,944	776	19,757
Interest-bearing liabilities:
Money market deposits	1,721	(356)	(125)	1,240
Savings deposits	(8)	101	(1)	92
Time deposits	1,214	642	321	2,177
Repurchase Agreements	382	114	125	621
Borrowings	(151)	(16)	4	(163)
Total interest expense	3,158	485	324	3,967
Net interest income	$12,879	$2,459	$452	$15,790

(1)	The volume change in net interest income represents the change in average balance divided by the previous year’s rate.
(2)	The rate change in net interest income represents the change in rate divided by the previous year’s average balance.
(3)	The mix change in net interest income represents the change in average balance multiplied by the change in rate.

Provision for credit losses. During the first nine months of 2026 the provision for credit losses totaled $420 thousand consisting of a provision for credit losses on loans of $350 thousand and an increase in the reserve for unfunded commitments of $70 thousand. This compares to a provision for credit losses of $6.5 million consisting of a provision for credit losses on loans of $6.3 million and an increase in the reserve for unfunded commitments of $211 thousand during the nine months ended September 30, 2025. The higher provision recorded during 2025 was primarily attributable to the Day 1 CECL provision on non-PCD loans and to a lesser extent the establishment of a reserve for unfunded commitments acquired in the Cornerstone Community Bancorp acquisition. See “Analysis of Asset Quality and Allowance for Credit Losses” for a discussion of loan quality trends and the provision for credit losses.

Non-interest income. During the nine months ended September 30, 2026, non-interest income totaled $8.5 million, an increase of $713 thousand from the nine months ended September 30, 2025. The increase was primarily attributable to the absence of a $625 thousand loss on the sale of investment securities during the nine months ended September 30, 2025.

Increases in non-interest income during the current period were $342 thousand in earnings on life insurance policies, $296 thousand in FHLB dividends, and $253 thousand in interchange income. Each of these items benefited from the acquisition of Cornerstone. These increases were mostly offset by a $1.1 million settlement related to the Dixie Fire during the first quarter of 2025.

The following table describes the components of non-interest income for the nine-month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Interchange income	$2,639	$2,386	253	10.6%
Service charges on deposit accounts	2,400	2,303	$97	4.2%
Earnings on life insurance policies	820	478	342	71.5%
FHLB Dividends	759	463	296	63.9%
Loan servicing fees	508	490	18	3.7%
Loss on sale of investment securities	-	(625)	625	100.0%
Other	1,409	2,327	(918)	(39.4)%
Total non-interest income	$8,535	$7,822	$713	9.1%

Non-interest expense. Non-interest expense increased by $7.3 million from $37.6 million during the first nine months of 2025 to $44.9 million during the current period. The four largest increases were $4.0 million in salary and benefit expense, $1.5 million in occupancy and equipment expense, $1.0 million in amortization of core deposit intangible and $644 thousand in professional fees.

Salary and benefit expense totaled $22.9 million during the current nine-month period and $18.9 million during the nine months ended September 30, 2025. The $4.0 million increase primarily related to the addition of personnel through the Cornerstone Community Bancorp acquisition. Related to an increase in pre-tax income, bonus expense increased by $626 thousand.

Primarily related to the acquisition of Cornerstone and to a lesser extent the sales/leaseback completed during the fourth quarter of 2025, occupancy and equipment expenses increased by $1.5 million from $6.5 million during the first nine months of 2025 to $8 million during the current period. Amortization of Core Deposit Intangible increased by $1 million related to the acquisition of Cornerstone. Other expense increased by $603 thousand primarily related to a $726 thousand loss associated with two fraudulent wire transfers during the first quarter of 2026. The largest reduction in non-interest expense was $1.9 million in merger expenses incurred during the first nine months of 2025.

The following table describes the components of non-interest expense for the nine-month periods ended September 30, 2026 and 2025:

	For the Nine Months Ended
	September 30,
($ in thousands)	2026	2025	Dollar Change	Percentage Change
Salaries and employee benefits	$22,890	$18,851	$4,039	21.4%
Occupancy and equipment	8,065	6,535	1,530	23.4%
Outside service fees	4,468	4,008	460	11.5%
Amortization of Core Deposit Intangible	1,699	702	997	142.0%
Professional fees	1,404	760	644	84.7%
Advertising and shareholder relations	1,014	818	196	24.0%
Armored car and courier	833	725	108	14.9%
Deposit insurance	752	650	102	15.7%
Business development	709	597	112	18.8%
Loan collection expenses	642	231	411	177.9%
Director compensation and expense	584	516	68	13.2%
Telephone and data communication	435	452	(17)	(3.8)%
Merger and acquisition expenses	-	1,929	(1,929)	(100.0)%
Other	1,441	838	603	72.0%
Total non-interest expense	$44,936	$37,612	$7,324	19.5%

Provision for income taxes. The provision for income taxes increased by $2.8 million from $7.0 million, or 27.2% of pre-tax income, during the nine months ended September 30, 2025, to $9.8 million, or 23.9% of pre-tax income, during the current period. The percentages for 2026 and 2025 differ from statutory rates as tax exempt items of income such as earnings on BOLI and municipal securities interest decrease taxable income while non-deductible merger transaction costs incurred during the 2025 period effectively increase taxable income. Additionally, the effective tax rate declined related to the purchase of $14.5 million in green energy tax credits at a discount resulting in a $1.1 million reduction in the provision for income taxes in the third quarter of 2026.

FINANCIAL CONDITION

Total assets were $2.3 billion on September 30, 2026, an increase of $28 million from December 31, 2025. The largest component of this increase was $34 million in cash and cash equivalents.  The largest decline was $16 million in net loans. Total liabilities increased by $26 million related to an increase of $57 million in deposits and $11 million in accrued interest payable and other liabilities partially offset by a decline of $36 million in repurchase agreements and $5 million in all other liabilities. Total shareholders' equity increased by $1 million.

Loan Portfolio. Gross loans were $1.5 billion at September 30, 2026 and December 31, 2025. Increases in loans included $14 million in construction loans, $13 million in commercial real estate loans, and $1 million in equity lines. These increases were more than offset by a decrease of  $18 million in agricultural loans, $14 million in automobile loans, $8 million in commercial loans, and $3 million in other loans. Although the Company offers a broad array of financing options, it continues to concentrate its focus on small to medium sized commercial businesses. These loans offer diversification as to industries and types of businesses, thus limiting material exposure in any industry concentrations. The Company offers both fixed and floating rate loans and obtains collateral in the form of real property, business assets and deposit accounts, but looks to business and personal cash flows as its primary source of repayment. In the fourth quarter of 2023 the Company terminated the indirect automobile loan program. Ending this program, which was the lowest yielding loan segment, also improved the loan loss risk profile since this program had historically higher charge-off rates. Terminating this program also improved the consumer compliance risk profile.

As shown in the following table, the Company's largest lending categories are commercial real estate loans, commercial loans, agricultural loans, and equity lines of credits.

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
	of Period	Total Loans	of Period	Total Loans
($ in thousands)	09/30/2026	09/30/2026	12/31/2025	12/31/2025
Commercial	$159,905	10.7%	$167,851	11.1%
Agricultural	139,336	9.3%	157,526	10.4%
Real estate – residential	31,238	2.1%	33,116	2.2%
Real estate – commercial	1,015,901	67.9%	1,002,627	66.3%
Real estate – construction and land development	54,411	3.6%	40,168	2.7%
Equity Lines of Credit	54,389	3.6%	53,647	3.5%
Auto	25,425	1.7%	39,595	2.6%
Other	14,940	1.1%	17,526	1.2%
Total Gross Loans	$1,495,545	100%	$1,512,056	100%

The Company’s real estate related loans, including real estate mortgage loans, real estate construction and land development loans, consumer equity lines of credit, and agricultural loans secured by real estate, comprised 84% of the total loan portfolio at September 30, 2026. Moreover, the business activities of the Company currently are focused in the California counties of Butte, Lassen, Modoc, Nevada, Placer, Plumas, Shasta, Sutter and Tehama and in Washoe and Carson City Counties in Northern Nevada. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in these economies and, in particular, the commercial real estate markets. In addition, the concentration of the Company's operations in these areas of Northeastern California and Northwestern Nevada exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in these regions.

Commercial real estate loans (“CRE”) comprised 68% of the lending portfolio at September 30, 2026. CRE loans were 44% owner-occupied, 43% investor-owned, and 13% multi-family. Concentrations by real estate type within the CRE portfolio, excluding multi-family, were 14% Office, 13% Mixed Commercial Real Estate, 12% Retail, 10% Hospitality, 9% Industrial, 9% Gas Stations, 6% Residential, 5% Special Purpose, and 5% Medical Buildings, with all remaining concentrations below 5%. Office facilities are typically small and located in more rural areas. 22% of CRE loans were located in northern Nevada and 54% were located in northern California. Of the $21.1 million in non-accrual balances at September 30, 2026, approximately 29% were CRE. Of the $40.4 million in substandard balances at September 30, 2026, approximately 29% were CRE.

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

The rates of interest charged on variable rate loans are set at specific increments in relation to the Company's lending rate or other indexes such as the published prime interest rate or U.S. Treasury rates and vary with changes in these indexes. The frequency in which variable rate loans reprice can vary from one day to several years. On September 30, 2026, and December 31, 2025, approximately 79% and 80%, respectively of the Company's loan portfolio was comprised of variable rate loans. Loans indexed to the prime interest rate were approximately 19% of the Company’s variable rate loan portfolio on September 30, 2026; these loans reprice within one day to three months of a change in the prime rate. The remainder of the Company's variable rate loans mostly consist of commercial real estate loans tied to U.S. Treasury rates and reprice every five years. Approximately 78% of the variable rate loans are indexed to the five-year T-Bill rate and reprice every five years. While real estate mortgage, agricultural, commercial and consumer lending remain the foundation of the Company's historical loan mix, some changes in the mix have occurred due to the changing economic environment and the resulting change in demand for certain loan types

Analysis of Asset Quality and Allowance for Credit Losses. The Company attempts to minimize credit risk through its underwriting and credit review policies. The Company’s credit review process includes internally prepared credit reviews as well as contracting with an outside firm to conduct periodic credit reviews. The Company’s management and lending officers evaluate the loss exposure of classified and nonaccrual loans on a quarterly basis, or more frequently as loan conditions change. The Management Asset Resolution Committee (MARC) reviews the asset quality of criticized and past due loans monthly and reports the findings to the full Board of Directors. In management's opinion, this loan review system helps facilitate the early identification of potential criticized loans. MARC also provides guidance for the maintenance and timely disposition of OREO properties including developing financing and marketing programs to incent individuals to purchase OREO. MARC consists of the Bank’s Chief Executive Officer, Chief Financial Officer, Regional Presidents and Chief Credit Officer, and the activities are governed by a formal written charter. The MARC meets monthly and reports to the Board of Directors.

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

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
($ in thousands)	2026	2025	2025	2024	2023
Balance at beginning of period	$19,959	$13,196	$13,196	$12,867	$10,717
Initial allowance on acquired PCD loans	-	315	315	-	-
Impact of CECL Adoption	-	-	-	-	529
Adjusted balance	19,959	13,511	13,511	12,867	11,246
Charge-offs:
Commercial	310	190	355	302	123
Agricultural	6	11	11	-	-
Real estate – residential	-	-	-	-	-
Real estate – commercial	-	-	-	-	-
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	75	19	66	-	-
Auto	453	408	528	1,643	1,550
Other	37	102	135	94	129
Total charge-offs	881	730	1,095	2,039	1,802
Recoveries:
Commercial	67	22	38	25	44
Agricultural	-	-	-	-	-
Real estate – residential	-	49	49	4	3
Real estate – commercial	-	-	7	1	1
Real estate – construction and land development	-	-	-	-	-
Equity Lines of Credit	-	-	-	-	-
Auto	227	430	544	928	746
Other	20	10	15	35	54
Total recoveries	314	511	653	993	848
Net charge-offs	567	219	442	1,046	954
Provision for credit losses - loans	350	6,272	6,890	1,375	2,575
Balance at end of period	$19,742	$19,564	$19,959	$13,196	$12,867
Net charge-offs during the period to average loans (annualized for the nine-month periods)	0.05%	0.03%	0.11%	0.11%	0.10%
Allowance for credit losses to total loans	1.32%	1.30%	1.32%	1.30%	1.34%

The following table provides a breakdown of the allowance for credit losses at September 30, 2026, and December 31, 2025:

		Percent of		Percent of
		Loans in Each		Loans in Each
	Balance at End	Category to	Balance at End	Category to
	of Period	Total Loans	of Period	Total Loans
($ in thousands)	9/30/2026	9/30/2026	12/31/2025	12/31/2025
Commercial	$3,018	10.7%	$3,246	11.1%
Agricultural	4,862	9.3%	3,973	10.4%
Real estate – residential	213	2.1%	258	2.2%
Real estate – commercial	10,307	67.9%	10,605	66.3%
Real estate – construction and land development	292	3.6%	514	2.7%
Equity Lines of Credit	469	3.6%	502	3.5%
Auto	372	1.7%	591	2.6%
Other	209	1.1%	270	1.2%
Total	$19,742	100%	$19,959	100%

The following table sets forth the amount of the Company's nonperforming assets as of the dates indicated.

	At
	September 30,	At December 31,
($ in thousands)	2026	2025	2024	2023

Nonaccrual loans	$21,062	$15,089	$4,105	$4,820
Loans past due 90 days or more and still accruing	66	-	-	-
Total nonperforming loans	21,128	15,089	4,105	4,820
Other real estate owned	135	226	91	357
Other vehicles owned	12	6	111	138
Total nonperforming assets	$21,275	$15,321	$4,307	$5,315
Interest income forgone on nonaccrual loans	$1,295	$1,167	$301	$257
Interest income recorded on a cash basis on nonaccrual loans	$-	$-	$-	$-
Nonperforming loans to total loans	1.41%	1.00%	0.40%	0.50%
Nonperforming assets to total assets	0.94%	0.68%	0.27%	0.33%

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

Nonperforming assets (which are comprised of nonperforming loans, other real estate owned (“OREO”) and repossessed vehicle holdings) at September 30, 2026, were $21.3 million, up from $15.3 million at December 31, 2025. Nonperforming assets as a percentage of total assets increased to 0.94% at September 30, 2026, up from 0.68% at December 31, 2025. OREO totaled $135 thousand at September 30, 2026, and $226 thousand at December 31, 2025.

Nonperforming loans were $21.1 million at September 30, 2026 and $15.1 million at December 31, 2025.  Nonperforming loans as a percentage of total loans increased to 1.41% at September 30, 2026, up from 1.00% at December 31, 2025. The increase in nonperforming loans during the period was primarily attributable to one larger lending relationship and several smaller credits. These loans have been individually evaluated as appropriate under the Company's allowance methodology and are generally supported by collateral values that management believes are sufficient based on current information.

Net charge-offs totaled $567 thousand and $219 thousand during the nine months ended September 30, 2026 and 2025, respectively. The allowance for credit losses totaled $19.7 million at September 30, 2026, and $20.0 million at December 31, 2025. Specific reserves related to collateral dependent loans totaled $2.7 million and $1.5 million at September 30, 2026, and December 31, 2025, respectively.  The allowance for credit losses as a percentage of total loans was 1.32% at September 30, 2026, and 1.32% at December  31, 2025.

The following table provides a summary of the change in the number and balance of OREO properties for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended September 30,
($ in thousands)	#	2026	#	2025
Beginning Balance	2	$226	1	$91
Additions	-	-	1	50
Dispositions	(1)	(195)	-	-
Provision from change in OREO valuation			-	(27)
Gain on Sale of OREO	-	104	-	-
Ending Balance	1	$135	2	$114

Investment Portfolio and Federal Reserve Balances. Total investment securities were $475 million as of September 30, 2026, and $477 million at December 31, 2025. The investment portfolio at September 30, 2026, consisted of $394 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 155 municipal securities totaling $81 million. The investment portfolio at December 31, 2025, consisted of $388 million in securities of U.S. Government-sponsored agencies and U.S. Government agencies, and 156 municipal securities totaling $89 million.

Unrealized losses on available-for-sale investment securities totaling $44.4 million were recorded, net of $13.1 million in tax benefit, as accumulated other comprehensive loss within shareholders' equity at  September 30, 2026. No investment securities were sold during the nine months ended September 30, 2026. Unrealized losses on available-for-sale investment securities totaling $14.9 million were recorded, net of $4.4 million in tax benefits, as accumulated other comprehensive loss within shareholders' equity at December 31, 2025. During the nine months ended September 30, 2025, the Company sold 90 available-for-sale investment securities for proceeds of $88,009,000, recording a $625,000 loss on sale. The unrealized losses at September 30, 2026 and December 31, 2025 were not attributable to credit-related factors.

The Company classifies its investment securities as available-for-sale or held-to-maturity. Currently all securities are classified as available-for-sale. Securities classified as available-for-sale may be sold to implement the Company's asset/liability management strategies and in response to changes in interest rates, prepayment rates and similar factors.

There were no Federal funds sold at September 30, 2026, and December 31, 2025; however, the Bank maintained interest earning balances at the Federal Reserve Bank totaling $76 million at September 30, 2026, and $39 million at December 31, 2025. The balance on September 30, 2026, earns interest at the rate of 3.90%.

Deposits. Deposits totaled $1.9 billion on September 30, 2026 and $1.8 billion at December 31, 2025. During the nine months ended September 30, 2026 total deposits increased by $57 million, or 3% of which $41 million represents accounts that were moved from repurchase agreements to money market deposits during the current period.  On September 30, 2026, 46% of the Company’s deposits were in the form of non-interest-bearing demand deposits.  At September 30, 2026, brokered deposits consist of a $10 million time deposit acquired from CCB. The rate paid on this deposit is 3.80%.

The following table shows the distribution of deposits by type at September 30, 2026 and December 31, 2025.

		Percent of		Percent of
		Deposits in Each		Deposits in Each
	Balance at End	Category to	Balance at End	Category to
($ in thousands)	of Period	Total Deposits	of Period	Total Deposits
Distribution of Deposits by Type	09/30/2026	09/30/2026	12/31/2025	12/31/2025
Non-interest bearing	$859,713	46.1%	$848,986	46.9%
Money Market	471,653	25.3%	440,552	24.3%
Savings	298,402	16.0%	309,337	17.1%
Time	236,875	12.6%	210,729	11.7%
Total Deposits	$1,866,643	100%	$1,809,604	100%

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

The Company estimates that it has approximately $789 million in uninsured deposits on September 30, 2026, which includes uninsured deposits of Plumas Bancorp. Of this amount, $209 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts. Uninsured amounts are estimated based on the portion of the account balances in excess of FDIC insurance limits.

The following table presents the maturity distribution of the portion of time deposits in excess of the FDIC insurance limit.

Maturity Distribution of Estimated Uninsured Time Deposits
	September 30,	December 31,
(dollars in thousands)	2026	2025
Remaining maturity:
Three months or less	$57,840	$18,804
After three through six months	19,133	25,834
After six through twelve months	31,332	15,891
After twelve months	52,773	45,909
Total	$161,078	$106,438

Short-term Borrowing Arrangements. The Company is a member of the Federal Home Loan Bank of San Francisco (FHLB) and can borrow up to $451 million from the FHLB secured by commercial and residential mortgage loans with carrying values totaling $719 million. Based on its current level of FHLB stock holdings the Company can borrow up to $326 million. To borrow the full $451 million in available credit the Company would need to purchase $3 million in additional FHLB stock. The Company is also eligible to borrow at the Federal Reserve Bank (FRB) Discount Window. At September 30, 2026 the Company could borrow up to $55 million at the Discount Window secured by investment securities with a fair value of $57 million. In addition to its FHLB borrowing line and the Discount Window, the Company has unsecured short-term borrowing agreements with two of its correspondent banks in the amounts of $50 million and $20 million. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at September 30, 2026 and December 31, 2025.

Note Payable. Plumas Bancorp had outstanding borrowings of $14.3 million with a correspondent bank at September 30, 2026. This loan matures on January 25, 2035, and can be prepaid at any time. This borrowing bears interest at a fixed rate of 3.85% for the first 5 years and then beginning January 25, 2027 at a floating interest rate linked to WSJ Prime Rate for the remaining eight-year term. Interest expense recognized on this loan for the nine-months ended September 30, 2026 and 2025, was $418 thousand and $438 thousand, respectively.

The Note is secured by the common stock of the Bank. The Loan Agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio at the Bank, a minimum total risk-based capital ratio at the Bank, a maximum Texas Ratio at the Bank, a minimum level of Tier 1 capital at the Bank and a return on average assets needed to generate a 1.25X debt service coverage ratio. The Loan Agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, the commencement of certain bankruptcy proceedings, and certain adverse regulatory events affecting the Company or the Bank. Upon the occurrence of an event of default under the Loan Agreement, the Company’s obligations under the Loan Agreement may be accelerated.  The Company was in compliance with all covenants related to the Term Note at September 30, 2026.

Subordinated Debentures. In connection with the acquisition of Cornerstone, the Company assumed $12 million of subordinated debentures, including $2 million of 4.75% Fixed‑to‑Floating Rate Subordinated Notes due November 30, 2035 (the “2035 Notes”). The 2035 Notes, which were issued in 2020, have a fixed interest rate of 4.75% for the first ten years and thereafter a quarterly variable interest rate equal to the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 4.14%. The remaining subordinated notes were called in 2025 and are no longer outstanding. Interest expense recognized on the subordinated notes for the nine months ended September 30, 2026 and 2025, was $133 thousand and $225 thousand, respectively.

Repurchase Agreements.  The Bank offers a repurchase agreement product for its larger customers which use securities sold under agreements to repurchase as an alternative to interest-bearing deposits. Securities sold under agreements to repurchase totaled $62 million and $98 million at September 30, 2026 and December 31, 2025, respectively. The balances at September 30, 2026, are secured by U.S. Government agency securities with a carrying amount of $89 million.  Interest expense recognized on repurchase agreements for the nine months ended September 30, 2026 and 2025, was $968 thousand and $347 thousand, respectively.

Shareholders’ Equity. Shareholders’ equity increased by $1.4 million from $261.1 million at December 31, 2025 to $262.5 million at September 30, 2026. The $1.4 million increase includes earnings during the nine-month period of $31.1 million, stock option exercises of $1.6 million and stock-based compensation expense of $577 thousand. These items were mostly offset by an increase in accumulated other comprehensive loss of $20.8 million, the payment of cash dividends totaling $6.9 million and common stock repurchases of $4.2 million.

It is the policy of the Company to periodically distribute excess retained earnings to the shareholders through the payment of cash dividends. Such dividends help promote shareholder value and capital adequacy by enhancing the marketability of the Company’s stock. All authority to provide a return to the shareholders in the form of a cash or stock dividend or split rests with the Board of Directors. The Board will periodically, but on no regular schedule, review the appropriateness of a cash dividend payment. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. The Company paid quarterly cash dividends of $0.33 per share on February 18, 2026, May 15, 2026 and August 17, 2026 and a quarterly cash dividend of $0.30 per share on February 17, 2025, May 15, 2025, August 15, 2025 and November 17, 2025.

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

In July, 2013, the federal bank regulatory agencies adopted rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. depository organizations, sometimes called “Basel III,” that increased the minimum regulatory capital requirements for bank holding companies and depository institutions and implemented strict eligibility criteria for regulatory capital instruments. The Basel III capital rules include a minimum common equity Tier 1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total risk-based capital ratio of 8.0%, and a minimum leverage ratio of 4.0% (calculated as Tier 1 capital to average consolidated assets). The minimum capital levels required to be considered “well capitalized” include a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. In addition, the Basel III capital rules require that banking organizations maintain a capital conservation buffer of 2.5% above the minimum capital requirements in order to avoid restrictions on their ability to pay dividends, repurchase stock or pay discretionary bonuses. Including the capital conservation buffer of 2.5%, the Basel III capital rules require the following minimum ratios for a bank holding company or bank to be considered well capitalized: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%. At September 30, 2026, the Company’s and the Bank’s capital ratios exceeded the thresholds necessary to be considered “well capitalized” under the Basel III framework.

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

In 2019, the federal bank regulators issued a rule establishing a “community bank leverage ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) that qualifying institutions with less than $10 billion in assets may elect to use in lieu of the generally applicable leverage and risk-based capital requirements under Basel III. During 2026 this rule was modified to lower the minimum leverage ratio requirement from greater than 9 percent to greater than 8 percent.  A qualifying banking organization that elects to use the new ratio will be considered to have met all applicable federal regulatory capital and leverage requirements, including the minimum capital levels required to be considered “well capitalized,” if it maintains a community bank leverage ratio exceeding 8%. The new rule became effective on January 1, 2020.  Plumas Bank opted into the community bank leverage ratio effective June 30, 2026. On September 30, 2026, the Bank's community bank leverage ratio was 11.9% which is significantly above the minimum of 8% to be considered well capitalized. The election did not impact the Bank's capital position, which remains well above all regulatory well-capitalized thresholds.

The following table sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Minimum Amount of Capital Required
					To be Well-Capitalized
			For Capital		Under Prompt
	Actual		Adequacy Purposes (1)		Corrective Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Common Equity Tier 1 Ratio	$270,209	16.4%	$74,126	4.5%	$107,071	6.5%
Tier 1 Leverage Ratio	270,209	11.9%	90,962	4.0%	113,702	5.0%
Tier 1 Risk-Based Capital Ratio	270,209	16.4%	98,835	6.0%	131,780	8.0%
Total Risk-Based Capital Ratio	290,601	17.6%	131,780	8.0%	164,725	10.0%

December 31, 2025
Common Equity Tier 1 Ratio	$247,747	14.8%	$75,265	4.5%	$108,717	6.5%
Tier 1 Leverage Ratio	247,747	11.1%	89,237	4.0%	111,547	5.0%
Tier 1 Risk-Based Capital Ratio	247,747	14.8%	100,354	6.0%	133,805	8.0%
Total Risk-Based Capital Ratio	268,425	16.0%	133,805	8.0%	167,257	10.0%

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

Off-Balance Sheet Arrangements

Loan Commitments. In the normal course of business, there are various commitments outstanding to extend credits that are not reflected in the financial statements. Commitments to extend credit and letters of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Annual review of commercial credit lines, letters of credit and ongoing monitoring of outstanding balances reduces the risk of loss associated with these commitments. As of September 30, 2026, the Company had $234 million in unfunded loan commitments and $7 million in letters of credit. This compares to $249 million in unfunded loan commitments at December 31, 2025 and $1.6 million in letters of credit. Of the $234 million in unfunded loan commitments, $151 million and $83 million represent commitments to commercial and consumer customers, respectively. Of the total unfunded commitments at September 30, 2026, $124 million were secured by real estate, of which $49 million was secured by commercial real estate and $75 million was secured by residential real estate mostly in the form of equity lines of credit. The commercial loan commitments not secured by real estate primarily represent business lines of credit, while the consumer loan commitments not secured by real estate primarily represent revolving credit card lines and overdraft protection lines. Since some of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements.

Operating Leases. The Company leases eleven branches. Our Yuba City branch is classified as owned; however, it is subject to a long-term land lease. The Company also leases two lending offices and five administrative offices. The expiration dates of the leases vary, with the first such lease expiring during 2026 and the last such lease expiring during 2044. Including variable lease expense, total rent expense for the nine months ended September 30, 2026 and 2025 was $3.1 million and $2.6 million, respectively.

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

At September 30, 2026, the Company had $576 million of available borrowing capacity through a combination of FHLB advances, the FRB Discount Window and correspondent bank lines. There were no outstanding borrowings to the FHLB, FRB Discount Window or the correspondent banks at September 30, 2026 and December 31, 2025.

Customer deposits are the Company’s primary source of funds. Total deposits increased by $57 million from $1.8 billion at December 31, 2025, to $1.9 billion at September 30, 2026. Deposits are held in various forms with varying maturities. The Company estimates that it has approximately $789 million in uninsured deposits which include uninsured deposits of Plumas Bancorp. Of this amount, $209 million represents deposits that are collateralized such as deposits of states, municipalities and tribal accounts.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2026.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) None.

(b) None.

(c)

On February 2, 2026 the Company announced a share repurchase program permitting the repurchase of up to $25.0 million of the Company’s outstanding common stock through the fourth quarter of 2026.  During the three months ended September 30, 2026, the Company repurchased 23,589 shares of its common stock for an aggregate purchase price of approximately $1,428,000, inclusive of commissions, at an average price of $60.54 per share. All repurchases were executed in open‑market transactions and were funded using available cash on hand.

As of September 30, 2026, approximately $20.8 million remained available for future repurchases under the existing authorization. The Company is not obligated to repurchase any specific number of shares and expects that any future repurchases will depend on market conditions, capital availability, and other corporate considerations.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Shares Purchased as Part of Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased
July 1-31, 2026	6,000	$60.55	6,000	$21,853,571
August 1-31, 2026	13,441	$60.40	13,441	$21,040,066
September 1-30, 2026	4,148	$60.71	4,148	$20,789,012

 (1) Excludes commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference in this Quarterly Report on Form 10Q:

2.1	Agreement and Plan of Merger and Reorganization dated as of January 28, 2025, by and between Plumas Bancorp and Cornerstone Community Bancorp included as Exhibit 2.1 to the Registrant's 8-K filed on January 29, 2025, which is incorporated by this reference herein.

3.1	Articles of Incorporation as amended of Registrant included as Exhibit 3.1 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

3.2	Bylaws of Registrant as amended on August 16, 2023 included as Exhibit 3.1 to the Registrant’s Form 8-K for August 17, 2023, which is incorporated by reference herein.

3.3	Amendment of the Articles of Incorporation of Registrant dated November 1, 2002, is included as Exhibit 3.3 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

3.4	Amendment of the Articles of Incorporation of Registrant dated August 17, 2005, is included as Exhibit 3.4 to the Registrant’s 10-Q for March 31, 2005, which is incorporated by this reference herein.

4	Specimen form of certificate for Plumas Bancorp included as Exhibit 4 to the Registrant’s Form S-4, File No. 333-84534, which is incorporated by reference herein.

4.1	Description of Securities of Plumas Bancorp Registered Under Section 12 of the Exchange Act, is included as Exhibit 4.1 to the Registrant's 10-K for December 31, 2023, which is incorporated by this reference herein.

10.1	Form of Indemnification Agreement (Plumas Bancorp) is included as Exhibit 10.1 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

10.2	Form of Indemnification Agreement (Plumas Bank) is included as Exhibit 10.2 to the Registrant’s 8-K filed on August 20,2020 which is incorporated by this reference herein.

31.1*	Rule 13a-14(a) [Section 302] Certification of Principal Financial Officer dated November 4, 2026.

31.2*	Rule 13a-14(a) [Section 302] Certification of Principal Executive Officer dated November 4, 2026.

32.1*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2026.

32.2*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 4, 2026.

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLUMAS BANCORP
(Registrant)
Date: November 4, 2026
/s/ Richard L. Belstock
Richard L. Belstock
Chief Financial Officer

/s/ Andrew J. Ryback
Andrew J. Ryback
Director, President and Chief Executive Officer